Form 10-Q
period 2007-06-30
IMARX THERAPEUTICS INC
filed 2007-08-29
CIK 1123695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number 001-33043

ImaRx Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	86-0974730 (I.R.S. Employer Identification No.)

1635 East 18th Street, Tucson, AZ	85719-6803
(Address of Principal Executive Offices)	(Zip Code)
(520) 770-1259
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES ☐ NO ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at August 27, 2007
Common Stock $0.0001 par value	10,008,183

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
ImaRx Therapeutics, Inc.
Consolidated Balance Sheets

	June 30	December 31
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,598,074	$4,256,399
Restricted cash	4,420,831	—
Accounts receivable, less allowances of $2,731 in 2007 and $20,819 in 2006	194,147	575,610
Inventory	11,680,168	16,059,730
Inventory subject to return	4,209,149	445,245
Prepaid expenses and other	356,579	539,048
Deferred financing costs	1,003,913	—

Total current assets	28,462,861	21,876,032
Long-term assets:
Property and equipment, net	1,108,826	916,966
Intangible assets, net	1,983,333	2,500,000

Total assets	$31,555,020	$25,292,998

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,428,350	$1,413,032
Accrued expenses	1,174,893	1,235,510
Accrued chargebacks and administrative fees	2,579,367	—
Deferred revenue	8,189,605	955,263
Notes payable	16,065,000	15,615,000

Total current liabilities	29,437,215	19,218,805
Other long-term liability	—	218,856

Total liabilities	29,437,215	19,437,661
Redeemable convertible preferred stock:
Series A 8% Redeemable Convertible Preferred Shares, $.0001 par, at carrying value including accrued dividends (liquidation value of $9,658,830 and $9,406,804 at June 30, 2007 (unaudited) and December 31, 2006, respectively):

Authorized shares — 2,302,053 at June 30, 2007 (unaudited) and December 31, 2006
Issued and outstanding shares — 2,291,144 at June 30, 2007 (unaudited) and December 31, 2006	9,580,773	9,328,747
Series B 7% Mandatorily Redeemable Convertible Preferred Shares, $.0001 par, at carrying value (liquidation value of $9,491,622 at June 30, 2007 (unaudited) and December 31, 2006, respectively):
Authorized shares — 593,226 at June 30, 2007 (unaudited) and December 31, 2006
Issued and outstanding shares — 593,226 at June 30, 2007 (unaudited) and December 31, 2006	9,491,622	9,491,622
Series C Mandatorily Redeemable Convertible Preferred Shares, $.0001 par, at carrying value (liquidation value of $1,999,998 at June 30, 2007 (unaudited) and December 31, 2006 , respectively):
Authorized shares — 285,714 at June 30, 2007 (unaudited) and December 31, 2006
Issued and outstanding shares — 285,714 at June 30, 2007 (unaudited) and December 31, 2006	1,945,563	1,945,563

	June 30	December 31
	2007	2006
	(Unaudited)
Series D 8% Redeemable Convertible Preferred Shares, $.0001 par, at carrying value including accrued dividends (liquidation value of $1,631,949 and $1,583,743 at June 30, 2007 (unaudited) and December 31, 2006, respectively):

Authorized shares — 438,232 at June 30, 2007 (unaudited) and December 31, 2006
Issued and outstanding shares — 438,232 at June 30, 2007 (unaudited) and December 31, 2006	1,610,212	1,562,007
Series F 8% Redeemable Convertible Preferred Shares, $.0001 par, at carrying value including accrued dividends (liquidation value of $15,309,000 and $14,742,000 at June 30, 2007(unaudited) and December 31, 2006, respectively):

Authorized shares — 4,000,000 at June 30, 2007 (unaudited) and December 31, 2006
Issued and outstanding shares — 2,835,000 at June 30, 2007 (unaudited) and December 31, 2006	14,102,559	13,535,559

Total redeemable convertible preferred stock	36,730,729	35,863,498
Stockholders’ deficit:
Series E Redeemable Convertible Preferred Shares, $.0001 par:
Authorized shares — 1,000,000 at June 30, 2007 (unaudited) and December 31, 2006
Issued and outstanding shares — 1,000,000 at June 30, 2007 (unaudited) and December 31, 2006	4,000,000	4,000,000
Common stock, $.0001 par:
Authorized shares — 70,000,000 at June 30, 2007 (unaudited) and December 31, 2006
Issued and outstanding shares — 2,607,054 at June 30, 2007 (unaudited) and 2,606,739 at December 31, 2006	260	260
Additional paid-in capital	28,766,958	28,619,883
Accumulated deficit	(67,380,142)	(62,628,304)

Total stockholders’ deficit	(34,612,924)	(30,008,161)

Total liabilities and stockholders’ deficit	$31,555,020	$25,292,998

See accompanying notes.

ImaRx Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Revenues:
Product sales, net	$1,991,913	$—	$3,077,612	$—
Research and development	160,646	251,423	282,650	428,761

Total revenue	2,152,559	251,423	3,360,262	428,761
Costs and expenses:
Cost of product sales	958,848	—	1,419,912	—
Research and development	1,606,221	2,313,307	3,142,541	4,075,046
General and administrative	1,157,524	1,734,232	2,581,919	3,374,136

Total cost and expenses	3,722,593	4,047,539	7,144,372	7,449,182

Operating loss	(1,570,034)	(3,796,116)	(3,784,110)	(7,020,421)
Interest and other income, net	89,271	111,210	130,648	215,796
Interest expense	(225,000)	(390,000)	(450,000)	(615,000)
Gain on extinguishment of debt	218,856	—	218,856	—

Net loss	(1,486,907)	(4,074,906)	(3,884,606)	(7,419,625)
Accretion of dividends on preferred stock	(433,616)	(150,116)	(867,232)	(300,230)

Net loss attributed to common stockholders	$(1,920,523)	$(4,225,022)	$(4,751,838)	$(7,719,855)

Net loss per share:
— Basic and diluted	$(0.74)	$(1.62)	$(1.82)	$(2.98)

Shares used in computing net loss per share:
— Basic and diluted	2,606,019	2,600,275	2,605,968	2,592,836
See accompanying notes.

ImaRx Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
	2007	2006
Operating activities
Net loss	$(3,884,606)	$(7,419,625)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	648,873	331,872
Stock-based compensation	147,072	505,293
Warrant amortization expense	—	173,909
Gain on extinguishments of debt	(218,856)	—
Loss on sale of property and equipment	—	2,983
Changes in operating assets and liabilities:
Accounts receivable	381,463	—
Inventory	4,379,562	(4,175,000)
Inventory subject to return	(3,763,904)	—
Prepaid expenses and other	182,469	(209,612)
Accounts payable	15,320	183,167
Accrued expenses and other liabilities	2,968,750	1,127,579
Deferred revenue	7,234,342	—

Net cash provided by (used in) operating activities	8,090,485	(9,479,434)
Investing activities
Purchase of property and equipment	(324,066)	(300,722)
Purchase of intangibles	—	(825,000)

Net cash used in investing activities	(324,066)	(1,125,722)
Financing activities
Deferred financing costs	(1,003,913)	(1,098,281)
Change in restricted cash	(4,420,831)	—
Proceeds from issuance of common stock	—	55,100
Net proceeds from issuance of preferred stock	—	12,968,559

Net cash (used in) provided by financing activities	(5,424,744)	11,925,378

Net increase in cash and cash equivalents	2,341,675	1,320,222
Cash and cash equivalents at the beginning of the period	4,256,399	8,513,387

Cash and cash equivalents at the end of the period	$6,598,074	$9,833,609

Supplemental Schedule of Noncash Investing and Financing Activities:
Accretion of undeclared dividends on Series A/D Redeemable Convertible Preferred Stock	$867,232	$300,230
Fair value of stock warrants issued for consulting services and placement agreement amendment	—	173,909
Note issued for acquisition of technology and related inventory and intangibles	—	15,000,000
See accompanying notes.

ImaRx Therapeutics, Inc.
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
1. Nature of Business
     ImaRx Therapeutics, Inc. (the Company or ImaRx) is a biopharmaceutical company focused on developing and commercializing therapies for vascular disorders. The Company has devoted substantially all of its efforts towards the research and development of its product candidates and the commercialization of its currently marketed product, Abbokinase®.
2. Basis of Presentation
     The Company has prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The results of operation for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be reported for the year ended December 31, 2007 or any other future interim period. The accompanying unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Company’s Registration Statement on Form S-1 (as amended), which was declared effective by the Securities and Exchange Commission (the “SEC”) on July 25, 2007.
     The condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, ImaRx Oncology, Ltd. (IOL) and ImaRx Europe Limited (IEL). Since October 2, 2002, IOL has been a wholly owned subsidiary of ImaRx. The dissolution of IOL was completed on March 9, 2007. IEL is a wholly owned subsidiary created in 2005 by the Company to facilitate clinical trials in Europe. It was later determined that the European subsidiary was not required and IEL was dissolved in December 2006 with no activity reported for the period. All significant inter-company accounts and transactions have been eliminated.
3. Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) which became effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 had no effect on the Company’s consolidated financial position or results of operations.
     In September 2006, the FASB issued SAFS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements, but may change current practice for some entities. SFAS 157 is effective for fiscal years beginning after December 15, 2006. The adoption of SFAS No. 157 had no material effect on the Company’s financial position or results of operations.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors. The guidance is effective for the first fiscal period ending after November 15, 2006. The adoption of SAB No. 108 did not have any impact on these financial statements.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 had no material effect on the Company’s financial position or results of operations.
4. Restricted Cash
     Restricted cash consists of cash pledged as repayment of debt to secure the guarantees described in Note 10.
5. Inventory and Inventory Subject to Return
     Inventory is comprised of finished goods and is stated at the lower of cost or market value. Inventory subject to return is comprised of finished goods, stated at the lower of cost or market value, and represents the amount of inventory that has been sold to wholesale distributors. When product is sold by the wholesale distributor to a hospital or other health care provider, a reduction in this account occurs and cost of sales is recorded.
     The Company has one commercially available product, marketed as a clot-dissolving, or thrombolytic, urokinase drug called Abbokinase. Abbokinase is FDA approved and marketed for the treatment of acute massive pulmonary embolism. Of the vials of Abbokinase held in inventory either by the Company or by its wholesalers as of June 30, 2007, approximately 66% of the vials the Company expects hospitals to purchase, or approximately $10.5 million in inventory value, are unlabeled and will expire by October 2007 based on current stability data. The remaining approximately 34% of the vials the Company expects hospitals to purchase, or approximately $5.4 million in inventory value, are labeled and will expire at various times up to August 2009. The Company has an ongoing stability program to allow for expiration date extensions. The next testing point of the ongoing stability program, at which the Company may obtain data sufficient to extend the expiration dates of its unlabeled inventory, will be completed in the fall of 2007. If the parameters tested are within the specifications previously approved by the FDA, the Company may then label vials with extended expiration dating at that time to between June and August 2009. The Company must obtain FDA approval for each lot release of inventory. Inventory is labeled with an expiration date upon approval of a lot release by the FDA. Once labeled, the Company cannot extend the expiration date of the vials labeled. If the Company is successful in extending the expiration dates of its unlabeled inventory, the Company intends to continue the stability program after the fall of 2007 to potentially enable further expiration extensions for future product labeling. The Company periodically reviews the composition of inventory in order to identify obsolete, slow-moving or otherwise un-saleable inventory. The Company will write down inventory for estimated obsolete or un-saleable inventory in an amount equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company believes the expiration dates will be extended.
6. Revenue Recognition
     Revenue from product sales is recognized pursuant to Staff Bulletin No. 104 (SAB 104), Revenue Recognition in Financial Statements. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured. The Company applies SFAS No. 48, Revenue Recognition When the Right of Return Exists, which amongst other criteria requires that future returns can be reasonably estimated in order to recognize revenue. The amount of future returns is uncertain due to the lack of returns history data. Due to the uncertainty of returns, the Company is accounting for these product shipments to wholesale distributors using a deferred revenue recognition model. Under the deferred revenue model, the Company does not recognize revenue upon product shipment to wholesale distributors; therefore, recognition of revenue is deferred until the product is sold by the wholesale distributor to a hospital or other health care providers expected to be the end user. The Company’s returns policy allows end users to return product within 12 months after expiration, but current practice by wholesalers and end users is a “just in time” purchasing methodology, meaning that the product is purchased on an as-needed basis, typically on a daily or weekly basis. Although the product was previously marketed by Abbott Laboratories, the Company was unable to obtain historical returns data for the product from Abbott Laboratories at the time of its acquisition of Abbokinase. Based on input from its wholesalers, current purchasing practices and the estimated amount of product in the channel, the Company anticipates immaterial product returns from hospitals.
     The Company’s customers consist primarily of large pharmaceutical wholesalers who sell directly to hospitals and other healthcare providers. Provisions for product returns and exchanges, sales discounts, chargebacks, managed care and Medicaid rebates and other adjustments are established as a reduction of product sales revenues at the time such revenues are recognized. These deductions from gross revenue are established by the Company as its best estimate at the time of sale adjusted to reflect known changes in the factors that impact such reserves.
7. Stock-Based Compensation
     The Company maintains performance incentive plans under which incentive and non-qualified stock options are granted primarily to employees and non-employee directors. Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, SFAS No. 123, Accounting for Stock Based Compensation, and related interpretations. Effective January 1, 2006, the Company adopted SFAS 123(R), requiring measurement of the cost of employee services received in exchange for all equity awards granted, based on the fair market value of the award as of the grant date. Under this standard, the fair value of each employee stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	75.0%	75.0%
Risk free interest rate	5.05%	5.03%
Expected life of option	7 years	7 years
     The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The Company uses guideline companies to determine volatility. The expected life of the stock options is based on historical data and future expectations. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the Company’s stock options.
Stock Options
     A summary of activity under the Company’s 2000 Stock Plan is as follows:

		Exercise Price	Weighted-Average
	Options	Per Share	Exercise Price
Balance at December 31, 2006	630,351	$2.50-30.00	$18.15
Granted	—	—	—
Exercised	(315)	2.50	2.50
Canceled	(84,792)	2.50-27.50	16.45

Balance at June 30, 2007	545,244	$2.50-30.00	$15.42

Available for grant at June 30, 2007	341,485
The Company issued no options during the three months ended and the six months ended June 30, 2007. All outstanding options are currently exercisable.
8. Net Loss per Share
     Basic and diluted net loss attributable to common stockholders per share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented. The effects of potentially dilutive securities are antidilutive in the loss periods.

	Three Months Ended June 30,		Six months Ended June 30,
	2007	2006	2007	2006
Net loss attributed to common stockholders	$(1,920,523)	$(4,225,022)	$(4,751,838)	$(7,719,855)
Basic and diluted weighted average shares outstanding	2,606,019	2,600,275	2,605,968	2,592,836
Net loss per share:
— Basic and diluted	$(0.74)	$(1.62)	$(1.82)	$(2.98)

     The following potential common shares have been excluded from the computation of diluted net loss per share since their effect would be antidilutive in each of the loss periods presented:

	At June 30,
	2007	2006
Convertible preferred stock	4,401,129	4,401,129
Stock options	545,244	579,404
Warrants	352,324	352,324
9. Reverse Stock Split
     The Company’s Board of Directors and stockholders approved in September 2006 a reverse stock split. On September 12, 2006, a six-for-ten reverse stock split of the Company’s common stock became effective. The Company’s Board of Directors and stockholders approved in May 2007 a reverse stock split. On May 4, 2007, a one-for-three reverse stock split of the Company’s common stock became effective. All common shares, per share and stock option data information in the accompanying financial statements and notes thereto has been retroactively restated for all periods to reflect the reverse stock splits.
10. Asset Acquisition
     In April 2006, the Company acquired from Abbott Laboratories the assets related to Abbokinase, including the remaining inventory of finished product, all regulatory and clinical documentation, validated cell lines, and intellectual property rights, including trade secrets and know-how relating the manufacture of urokinase using the tissue culture method, for a total purchase price of $20,000,000. The purchase price is comprised of $5,000,000 in cash and a $15,000,000 secured promissory note. The note is due December 31, 2007, accrues interest at 6% annually and is secured by the Company’s right, title and interest in the purchased assets. The purchase of these assets did not constitute the purchase of a business as defined in EITF No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, since no employees, equipment, manufacturing facilities or arrangements, or sales and marketing organization were included in the transaction. Since the purchase was not a business, the purchase price has been allocated based upon fair value assessments as follows: inventory $16,700,000, Abbokinase trade name $500,000 and other identifiable intangibles $2,800,000. The Company commenced selling Abbokinase in October 2006. Of the total number of vials of Abbokinase inventory that the Company acquired from Abbott, it is estimated that 28% of such vials will not be sold and, consequently, these vials are carried with no book value assigned. Under the purchase agreement, after the Company has received cash proceeds of $5,000,000 from the sale of Abbokinase, the Company is required to deposit 50% of the cash received from sales of Abbokinase into an escrow account securing the repayment of the $15,000,000 promissory note (See Note 4). If the promissory note is not repaid by its maturity date, Abbott has the right to the amount held in the escrow account and to reclaim any remaining inventory of Abbokinase and related rights.
11. Segment Information
     The Company is engaged in the discovery, developing and commercializing therapies for vascular disorders. The Company has only one reportable segment and, therefore, all segment-related financial information required by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” is included in the condensed consolidated financial statement. The reportable segment reflects the Company’s structure, reporting responsibilities to the chief executive officer and the nature of the products under development.
12. Subsequent Events
  Initial Public Offering
     On July 25, 2007, 3,000,000 shares of common stock were sold on the Company’s behalf at an initial public offering price of $5.00 per share, resulting in aggregate proceeds of approximately $12.3 million, net of underwriting discounts and commissions and offering expenses. Upon the completion of the Company’s initial public offering in July 2007, all of the Company’s previously outstanding preferred shares converted into an aggregate of 4,401,129 shares of the Company’s common stock and all accrued dividends have been extinguished. These shares combined with 2,607,054 shares of common stock outstanding immediately before the initial public offering result in the Company having 10,008,183 shares of common stock outstanding upon completion of the initial public offering in July 2007.

     The per share conversion rate of Series F preferred stock (Series F) is variable and is determined by dividing $5.00 by the lesser of (a) $25.00 (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares) or (b) 85% of the price per share paid in an initial public offering. The price per share of the initial public offering was $5.00, therefore, the holders of the Series F have converted to shares of common stock at a rate of 1.176 per share of Series F. The beneficial conversion is contemplated by EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. In the third quarter of 2007, a deemed dividend will be recorded at approximately $13.8 million, payable in the form of 2,768,294 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
          The following discussion should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and related notes appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements. You should also consider carefully the statements set forth in Item 1A of Part II of this Quarterly Report entitled “Risk Factors” which address these and additional factors that could cause results or events to differ materially from those set forth in the forward-looking statements.
          Our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to all such reports are available, free of charge, on our Internet website under “Investors—Financial Information,” as soon as reasonably practicable after we file electronically such reports with, or furnish such reports to, the SEC. Our Internet website address is http://www.imarx.com. Information on our website does not constitute a part of this Quarterly Report on Form 10-Q. As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company,” and “ImaRx” refer to ImaRx Therapeutics, Inc., a Delaware corporation, and its subsidiaries.
Overview
          We are a biopharmaceutical company developing and commercializing therapies for vascular disorders. Our development efforts are focused on therapies for stroke and other vascular disorders, using our proprietary microbubble technology to treat vascular occlusions, or blood vessel blockages, as well as the resulting ischemia, which is tissue damage caused by a reduced supply of oxygen. Our commercialization efforts are currently focused on our product approved to treat acute massive pulmonary embolism, or blood clots in the lungs.
          We were organized as an Arizona limited liability company on October 7, 1999, which was our date of inception for accounting purposes. We were subsequently converted to an Arizona corporation on January 12, 2000, and then reincorporated as a Delaware corporation on June 23, 2000. As of June 30, 2007, we had received aggregate net proceeds of approximately $13.8 million from sales of our commercial product Abbokinase to our wholesalers and customers, and we had deposited approximately $4.2 million in escrow as security for the payment of our $15.0 million non-recourse promissory note due in December 2007. From our inception through June 30, 2007, we accumulated a deficit from operations of approximately $67.4 million. We have funded our operations to date primarily through private placements of our preferred and common stock as well as the sale of convertible notes, sales of Abbokinase and the receipt of government grants. Through June 30, 2007, we had received net proceeds of approximately $46.8 million from the issuance of shares of our preferred and common stock and convertible notes.
          Since our inception, we have devoted substantially all of our efforts toward planning, conducting and funding the various stages of development for our product candidates, researching potential new product opportunities based upon our proprietary technologies, acquiring technology and potential products, and commercializing our marketed product. We expect our operating losses to increase for at least the next several years due to increasing expenses associated with proposed clinical trials, product development, selling, general and administrative costs and regulatory activities.
          In September 2005, we acquired the technology and development assets of Abbott Laboratories relating to two recombinant thrombolytic drug candidates. Since they had not yet received FDA approval and presented no alternative future use, we determined these technologies did not meet established guidelines for technological feasibility sufficiently to be recorded as assets. As a result, the full purchase price consideration of $24.0 million was recorded as acquired in-process research and development expense for the year ended December 31, 2005. In December 2006, we chose not to pursue further development and commercialization of these technologies because we were unable to obtain adequate financing to repay the $15.0 million non-recourse note due December 31, 2006, that we had issued to Abbott Laboratories as partial consideration for the acquisition of these technologies or to pay the costs of such further development and commercialization. Following that decision, Abbott Laboratories indicated its intent to repossess the assets in accordance with its security interest and forgive the debt. As a result, we realized a gain of $16.1 million in December 2006 relating to extinguishment of the non-recourse note and accrued interest. We incurred approximately $0.5 million in research and development costs on these products before deciding not to pursue them further.
          In April 2006, we acquired from Abbott Laboratories the assets related to Abbokinase, including the remaining inventory of finished product, all regulatory and clinical documentation, validated cell lines, and intellectual property rights, including trade secrets and know-how relating to the manufacture of urokinase using the tissue culture method. We commenced selling Abbokinase in October 2006.
          Subsequent to June 30, 2007, we completed an initial public offering. On July 25, 2007, 3,000,000 shares of common stock were sold on our behalf at a price of $5.00 per share, resulting in aggregate proceeds of approximately $12.3 million, net of underwriting discounts and commissions and offering expenses.
  Product Sales, Research and Development Revenue
          We have generated only a limited amount of revenue to date, primarily by providing research services for projects funded under various government grants and from Abbokinase sales. We commenced sales of Abbokinase in October 2006 and anticipate that we will generate additional revenue from sales of Abbokinase. However, any such revenue is difficult to predict as to both timing and amount, may not be achieved in any consistent or predictable pattern, and in any case will not be sufficient to prevent us from incurring continued and increasing losses from our development and other activities. Additionally, wholesalers and hospitals may return outdated, short dated or damaged Abbokinase product that is in its original, unopened cartons and received by us prior to 12 months past the expiration date. We have a limited product returns history, therefore we recognize revenue only after inventory has shipped from a wholesaler to a hospital. In April 2007, we sold a total of approximately $9.0 million of Abbokinase, net of discounts and fees, to two of our primary wholesalers. As of June 30, 2007, we had received aggregate net proceeds of approximately $13.8 million from sales of Abbokinase to our wholesalers and customers, and we had deposited approximately $4.2 million into an escrow account as security for repayment of our $15.0 million promissory note due in December 2007. If the escrowed amount were to be applied to the outstanding balance of principal and interest on that note, the remaining amount due under the note would be approximately $11.9 million as of June 30, 2007. The vials of Abbokinase that we sold have expiration dates ranging from December 2008 to August 2009. We did not request a lot release for or sell any vials of Abbokinase that expire between August and October 2007 because we do not believe the vials would have been sold by the wholesalers and used by hospitals prior to such expiration dates.
          All product sales recorded relate to sales of Abbokinase in the United States, which we commenced in October 2006. Due to the lack of returns history, we currently account for these product shipments using a deferred revenue recognition model. We do not recognize revenue upon product shipment to a wholesaler but rather, we defer the recognition of revenue until the right of return no longer exists or when the product is sold to the end user hospital as is stipulated by SFAS No. 48, Revenue Recognition When the Right of Return Exists. We record product sales net of chargebacks, distributor fees, discounts paid to wholesalers, and administrative fees paid to Group Purchasing Organizations (GPOs). The allowances are based on historical information and other pertinent data. As of June 30, 2007, we had deferred revenue of approximately $8.2 million.
          Cost of product sales is determined using a weighted-average method and includes the acquisition cost of the inventory as well as additional labeling costs we incur to bring the product to market. Our product pricing is fixed, but could include a variable sales or cash discount depending on the nature of the sale. Our gross margins will be affected by chargebacks, discounts and administrative fees paid to the wholesalers and GPOs.
  Research and Development Expenses
          We classify our research and development expenses into four categories of activity, namely, research, development, clinical and regulatory. To date, our research and development efforts have been focused primarily on product candidates from our microbubble technology program. We expect our research and development expenses to increase with the planned continuation of clinical trials for our SonoLysis product candidates. Clinical development timelines, likelihood of commercialization and associated costs are uncertain and therefore vary widely. We anticipate determining which research and development projects to pursue as well as the level of funding available for each project based on the scientific and clinical results of each product candidate. We currently estimate we will complete the current or imminent stage of development for each primary product candidate as follows:
• For our SonoLysis program, we intend to conduct the ongoing Phase I/II clinical trial for ischemic stroke evaluating SonoLysis+tPA therapy, and to conduct additional preclinical studies and prepare to initiate Phase II clinical trials for both SonoLysis+tPA therapy and SonoLysis therapy. We estimate that these efforts will cost approximately $10.0 million through September 2008.
• We intend to maintain the regulatory status of Abbokinase as an FDA-approved product, to continue our ongoing product stability studies and related regulatory matters, product storage and labeling to enable us to seek the extension of the expiration dates of the inventory, to continue our ongoing 200-patient immunogenicity study and to explore the feasibility of manufacturing Abbokinase. We estimate that these efforts may cost approximately $2.0 million through September 2008.
• We intend to further pursue research of our microbubble technologies and estimate that this effort may cost approximately $1.0 million through September 2008. Any new government grants or research collaborations could significantly alter our total research expense depending on the timing and amount of any such awards or agreements.
          At this time, due to the risks inherent in the clinical trial process and the related regulatory process, our development completion dates and costs vary significantly for each product candidate and are very difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial additional resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals for our product candidates could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We cannot be certain when, if ever, any cash flows from our current product candidates will commence.
  General and Administrative Expenses
          General and administrative expenses consist primarily of personnel-related expenses and other costs and fees associated with our general corporate activities, such as sales and marketing, administrative support, business development, intellectual property protection, corporate compliance and preparing to become a public reporting company, as well as a portion of our overhead expenses. Our selling expenses have increased and may continue to increase as we expand our infrastructure to support increased commercialization efforts relating to Abbokinase. We also anticipate incurring additional expenses of approximately $1.5 million to $2.0 million per year as a public company as a result of additional legal, accounting and corporate governance expenses as a public reporting company, including costs associated with tax return preparations, accounting support services, Sarbanes-Oxley compliance expenses, filing annual and quarterly reports with the SEC, directors’ fees, directors’ and officers’ insurance, listing and transfer agent fees, and investor relations expenses.
Critical Accounting Policies and Significant Judgments and Estimates
          Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and our reported revenue and expenses. Significant management judgment is required to make estimates in relation to clinical trial costs and costs related to public reporting company preparation. We evaluate our estimates, and judgments related to these estimates, on an ongoing basis. We base our estimates of the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. There has been no significant change in our critical accounting policies or estimates from those policies or estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 25, 2007.
  Deferred Financing Costs
          As of June 30, 2007, we had deferred financing costs consisting of $1.0 million which consisted of legal, accounting, printing and other costs associated with our initial public offering, or IPO. These costs will be netted against paid in capital received from our initial public offering in July 2007.
  Inventory
          Inventory is comprised of finished goods and is stated at the lower of cost or market value. We have one commercially available product, marketed as a clot-dissolving, or thrombolytic, urokinase drug called Abbokinase. Abbokinase is FDA approved and marketed for the treatment of acute massive pulmonary embolism. Cost was determined as a result of the purchase price allocation from the acquisition of Abbokinase from Abbott Laboratories in 2006. We periodically review the composition of inventory in order to identify obsolete, slow-moving or otherwise un-saleable inventory. We will provide a valuation reserve for estimated obsolete or un-saleable inventory in an amount equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Approximately 66% of our vials of Abbokinase that we expect hospitals to purchase and that are held in inventory either by us or by our wholesalers are not salable after October 2007 based upon their current expiration dates unless the results of an ongoing stability program allows for expiration date extensions. We believe that the expiration dates will be extended.
  Clinical Trial Accrued Expenses
          We record accruals for clinical trial costs associated with clinical research organizations, investigators and other vendors based upon the estimated amount of work completed on each clinical trial. All such costs are charged to research and development expenses based on these estimates. These estimates may or may not match the actual services performed by the organizations as determined by patient enrollment levels and related activities. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and discussions with our contract research organization and review of contractual terms. However, if we have incomplete or inaccurate information, we may underestimate or overestimate activity levels associated with various clinical trials at a given point in time. In this event, we could record significant research and development expenses in future periods when the actual level of activities becomes known. To date, we have not experienced material changes in these estimates.
  Deferred Tax Asset Valuation Allowance
          Our estimate of the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about our future operating results. Our ability to realize the deferred tax assets depends on our future taxable income as well as limitations on utilization. A deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of our operating results on which the establishment of a valuation allowance are based involve significant estimates regarding future demand for our products, competitive conditions, product development efforts, approvals of regulatory agencies and product cost. We have recorded a full valuation allowance on our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of net operating loss carry forwards and research and development tax credits. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.
          We adopted the Financial Accounting Standards Board’s interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not to be sustained by the taxing authority. The adoption of FIN 48 had no effect on our consolidated financial position or results of operations.
  Revenue Recognition
          We provide research services under certain contract and grant agreements, including federal grants from the National Institutes of Health. We recognize revenue for these research services as the services are performed. Revenue from grants is recognized over the contractual period of the related award.
          Revenue from product sales is recognized pursuant to Staff Bulletin No. 104 (SAB 104), Revenue Recognition in Financial Statements. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured. We apply SFAS No. 48, Revenue Recognition When the Right of Return Exists, which among other criteria requires that future returns can be reasonably estimated in order to recognize revenue. The amount of future returns is uncertain due to the lack of returns history data. Due to the uncertainty of returns, we are accounting for these product shipments to wholesale distributors using a deferred revenue recognition model. Under the deferred revenue model, we do not recognize revenue upon product shipment to wholesale distributors; therefore, recognition of revenue is deferred until the product is sold by the wholesale distributor to a hospital or other healthcare provider expected to be the end user.
          Our customers consist primarily of large pharmaceutical wholesalers who sell directly to hospitals and other healthcare providers. Provisions for product returns and exchanges, sales discounts, chargebacks, managed care and Medicaid rebates and other adjustments are established as a reduction of product sales revenues at the time such revenues are recognized. These deductions from gross revenue are established by us as our best estimate at the time of sale adjusted to reflect known changes in the factors that impact such reserves.

  Stock-Based Compensation
          Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment or SFAS 123R, which revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires that share-based payment transactions with employees be recognized in the financial statements based on their value and recognized as compensation expense over the requisite service period. Prior to SFAS 123R, we disclosed the pro forma effects of SFAS 123 under the minimum value method. We adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to December 31, 2005.
          Pursuant to SFAS 123(R), our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, and future forfeitures. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. Because we completed our IPO on July 31, 2007, there is no historical information available to support our estimate of certain assumptions required to value our stock options. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. We have limited historical information on our stock price volatility. In accordance with the implementation guidance in SFAS 123(R), we have therefore calculated expected volatility based on the average volatilities of similar companies that are transitioning from newly public to more mature companies with more stock price history. For purposes of identifying similar entities, we have considered factors such as industry, company age, stage of life cycle, and size. The expected term of options granted represents the periods of time that options granted are expected to be outstanding. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, historical data demonstrates that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. When establishing an estimate of the expected term of an award, we have elected to use the simplified method of determining expected term as permitted by SEC Staff Accounting Bulletin 107. As a result of using estimates, when factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to estimate the value of share-based awards granted in future periods.
Results of Operations
  Three Months Ended June 30, 2006 Compared to 2007
          Product Sales, Research and Development Revenue. Our revenue-producing activities during the second quarter of 2006 consisted of providing services under research grants and contracts, whereas sales of Abbokinase, which commenced in October 2006, were our primary revenue-producing activities during the second quarter of 2007. Our total revenues increased from approximately $0.3 million in the second quarter of 2006 to $2.2 million in the second quarter of 2007, primarily as a result of our commencement of sales of Abbokinase product which accounted for $2.0 million of our revenue in the second quarter of 2007.
          Cost of Product Sales. Cost of product sales was approximately $1.0 million in the second quarter of 2007. There was no cost of product sales for the second quarter of 2006 as we acquired the commercial product in April 2006 and commenced sales in October 2006. The cost of product sales includes the price paid to acquire the asset as well as labeling costs that are directly incurred in bringing the product to market.
          Research and Development Expenses. Research and development expenses decreased from approximately $2.3 million to approximately $1.6 million in the second quarter of 2006 and 2007, respectively. This decrease was principally a result of a decrease in staff and consulting expenses, of which, approximately $161,000 was associated with the recombinant thrombolytic drug assets that we decided to relinquish to Abbott Laboratories in December 2006 as well as decreased outside contract work performed on grants and pre-clinical studies, partially offset by an increase in clinical trial expenses.
          General and Administrative Expenses. General and administrative expenses decreased from approximately $1.7 million to approximately $1.2 million in the second quarter of 2006 and 2007, respectively. This decrease was principally a result of decreased consulting and staff expenses.

          Interest and Other Income. Interest and other income was approximately $0.1 million in the second quarter 2006 and 2007.
          Interest Expense. Interest expense decreased from $0.4 million to $0.2 million in the second quarter of 2006 and 2007, respectively. This decrease was due to the interest accrued in 2006 on both a note payable issued in September 2005 and a second note payable issued in April 2006. The note payable issued in 2005, plus interest, was extinguished in December 2006, so no interest on this note accrued in 2007.
  Six Months Ended June 30, 2006 Compared to 2007
          Product Sales, Research and Development Revenue. Our revenue-producing activities during the six month period ended June 30, 2006 consisted of providing services under research grants and contracts, whereas sales of Abbokinase, which commenced in October 2006, were our primary revenue-producing activities during the same period in 2007. Our total revenues increased from approximately $0.4 million for the six month period ended June 30, 2006 to $3.4 million for the same period in 2007, primarily as a result of our commencement of sales of Abbokinase product which accounted for $3.1 million of our revenue in 2007. Our grant and other revenue decreased from approximately $0.4 million for the six month period ended June 30, 2006 to approximately $0.3 million for the same period in 2007, primarily due to the completion of work under a grant in 2007.
          Cost of Product Sales. Cost of product sales was approximately $1.4 million for the six month period ended June 30, 2007. There was no cost of product sales for the same period in 2006 as we did not acquire our commercialized product until April 2006 and did not commence product sales until October 2006. The cost of product sales includes the price paid to acquire the asset as well as labeling costs that are directly incurred in bringing the product to market.
          Research and Development Expenses. Research and development expenses decreased from approximately $4.1 million for the six month period ended June 30, 2006 to approximately $3.1 million for the same period in 2007. This decrease was principally a result of reduced staff expenses and third party service costs and other expenses related to our refined focus on development of our SonoLysis programs and the removal of expenses associated with the recombinant thrombolytic drug assets that we decided to relinquish to Abbott Laboratories in December 2006 totaling approximately $243,000, partially offset by an increase in clinical trial expenses.
          General and Administrative Expenses. General and administrative expenses decreased from approximately $3.4 million for the six month period ended June 30, 2006 to approximately $2.6 million for the same period in 2007. This decrease was principally a result of our reduced consulting, 123R compensation and other staff expenses. 123R compensation expense for the six month period ended June 30, 2006 was approximately $497,000 and a credit of $57,000 in the same period in 2007.
          Interest and Other Income. Interest and other income decreased from approximately $0.2 million for the six month period ended June 30, 2006 to approximately $0.1 million for the same period in 2007, as a result of a lower cash balance throughout the year.
          Interest Expense. Interest expense decreased from approximately $0.6 million for the six month period ended June 30, 2006 to approximately $0.5 million for the same period in 2007. This decrease was due to the interest accrued in 2006 on both a note payable issued in September 2005 and a second note payable issued in April 2006. The note payable issued in 2005, plus interest, was extinguished in December 2006, so no interest on this note accrued in 2007.
Liquidity and Capital Resources
  Sources of Liquidity
          We have incurred losses since our inception. At June 30, 2007 we had an accumulated deficit of approximately $67.4 million. We have historically financed our operations principally through the private placement of shares of our common and preferred stock and convertible notes, government grants, and, more recently, product sales, which commenced in October 2006. During the years ended December 31, 2004, 2005 and 2006, we received net proceeds of approximately $5.0 million, $17.9 million, and $13.0 million, respectively, from the issuance of shares of our common and preferred stock and convertible notes. These amounts do not include the $15.0 million secured non-recourse note and $4.0 million of Series E preferred stock that we issued as partial consideration for an acquisition of recombinant thrombolytic drug technologies in

September 2005, or the $15.0 million secured non-recourse note that we issued to acquire Abbokinase and related assets in April 2006. At June 30, 2007, we had approximately $6.6 million in cash and cash equivalents.
          On July 25, 2007, 3,000,000 shares of common stock were sold on the Company’s behalf at an initial public offering price of $5.00 per share, resulting in aggregate proceeds of approximately $12.3 million, net of underwriting discounts and commissions and offering expenses. Upon the completion of the Company’s initial public offering in July 2007, all of the Company’s previously outstanding preferred shares converted into an aggregate of 4,401,129 shares of the Company’s common stock.
          In April 2006, we acquired from Abbott Laboratories the assets related to Abbokinase, including the remaining inventory of finished product, all regulatory and clinical documentation, validated cell lines, and intellectual property rights, including trade secrets and know-how relating to the manufacture of urokinase using the tissue culture method.
          We commenced selling Abbokinase in October 2006. In April 2007, we sold a total of approximately $9.0 million of Abbokinase, net of discounts and fees, to two of our primary wholesalers. These vials have expiration dates ranging from December 2008 to August 2009. We expect that these orders will reduce Abbokinase sales to these wholesalers in the near term. As of June 30, 2007, we had received aggregate net proceeds of approximately $13.8 million from sales of Abbokinase to our wholesalers and customers, of which approximately $4.2 million has been placed into an escrow account as security for repayment of our $15.0 million non-recourse promissory note payable to Abbott Laboratories, which will mature on December 31, 2007. In addition, we are required to place 50% of the proceeds from all future sales of Abbokinase into the escrow account as required by our escrow agreement with Abbott Laboratories until the $15.0 million note is repaid. If the escrowed amount were to be applied to the outstanding balance of principal and interest on that note, the remaining amount due under the note would be approximately $11.9 million as of June 30, 2007.
          The exact timing and amount of future sales of Abbokinase will depend on a number of external factors, such as our ability to obtain an extension of the expiration dates for the bulk of our Abbokinase inventory beyond October 2007, our ability to establish additional sales relationships with current customers for that product, inventory levels of the wholesalers that are currently stocking the product, and other competitive and regulatory factors. Based on stability data as of June 30, 2007, approximately 66% of our vials of Abbokinase that we expect hospitals to purchase will expire between August and October 2007. All of these vials are currently unlabeled and therefore eligible for expiration date extension. The remaining vials of Abbokinase that we expect hospitals to purchase are labeled with expiration dates between December 2008 and August 2009. We are not permitted to sell these vials after expiration. We are continuing the current stability testing program started by Abbott Laboratories, which has been ongoing for over four years. Based on the testing to date, which has shown that the product changes very little from year to year, we believe it is probable that the stability data will support extension of the inventory expiration dates, that we will be able to sell this inventory and that we will recover the cost of this inventory. The next testing point of our ongoing stability program, at which we may obtain data sufficient to extend the expiration dates of our unlabeled inventory, will be completed in the fall of 2007. We will be required to submit this data to the FDA. If the parameters tested are within the specifications previously approved by the FDA, we may then submit a lot release request to the FDA, and upon the FDA’s approval, we may at that time label vials with extended expiration dating to between June and August 2009. Once labeled, we cannot extend the expiration date of the vials labeled. If we are successful in extending the expiration dates of our unlabeled vials, we intend to continue the stability program after the fall of 2007 to potentially enable further expiration extensions for future product labeling. If the expiration dates of this inventory are extended we will need to re-brand the remaining inventory because our license to use the Abbokinase trademark does not extend beyond the current inventory expiration dates.
          We accounted for the Abbokinase transaction as an acquisition of assets with a purchase price of $20.0 million rather than as an acquisition of a business. We arrived at this conclusion because no employees, equipment, manufacturing facilities or arrangements or sales and marketing organization were included in this transaction. The purchase price has been allocated to the assets acquired based upon the fair value assessments. We allocated the $20.0 million purchase price for Abbokinase as follows:

Asset	Estimated Value
Inventory	$16.7 million
Abbokinase trade name	$ 0.5 million
Other identifiable intangibles	$ 2.8 million
          The anticipated carrying value of the inventory does not include a reserve for excess inventory. We anticipate that hospitals will not purchase approximately 28% of the total number of vials of Abbokinase inventory that we acquired from Abbott Laboratories, and, consequently, these vials are carried with zero book value assigned, in effect creating a valuation allowance. We anticipate that these vials will not be sold for a variety of reasons, including expiration of vials that are labeled with a fixed expiration date prior to sale, potential future competition from new products entering the market, and use of some of the vials for our own research purposes. Of the remaining vials of Abbokinase that we expect hospitals to purchase and that are held in inventory either by us or by our wholesalers at a value of $15.9 million as of June 30, 2007, we estimate that approximately 34% of these vials, or approximately $5.4 million in inventory value, is available for sale without risk of being written off and approximately 66% of these vials, or approximately $10.5 million in inventory value, is available for sale but may be at risk of being written off. We estimate that the remaining vials with zero inventory value will not be sold. The estimated useful life of the Abbokinase trade name is one year, and the estimated useful life of the other identifiable intangibles is four years from May 2006. While we intend to investigate the requirements for us to manufacture Abbokinase, we currently have no plans to manufacture Abbokinase in the near term. Not manufacturing Abbokinase reduces the period of benefit for the intangible assets to the Company to four years from May 2006, which is directly related to the years of inventory supply.
  Cash Flows
          Net Cash Provided by or Used in Operating Activities. Net cash used in operating activities was approximately $9.5 million for the six months ended June 30, 2006, whereas operating activities provided net cash of approximately $8.1 million for the equivalent period in 2007. The net cash used in the six months ended June 30, 2006 primarily reflects the net loss as well as the purchase of Abbokinase inventory, offset in part by depreciation, amortization of warrant expense, stock-based compensation and changes in working capital. The net cash provided in the six months ended June 30, 2007 primarily reflects the increase from sales of Abbokinase, changes in working capital, depreciation, amortization, and stock-based compensation offset in part by the net loss.
          Net Cash Used in Investing Activities. Net cash used in investing activities was approximately $1.1 million, and $0.3 million for the six months ended June 30, 2006 and 2007, respectively. Net cash used in investing activities primarily reflects purchases of property and equipment, including manufacturing, information technology, laboratory and office equipment, and with respect to the six months ended June 30, 2006 also includes the purchase of intangibles as part of the Abbokinase acquisition.
          Net Cash Provided by or Used in Financing Activities. Net cash provided by financing activities was approximately $11.9 million for the six months ended June 30, 2006, whereas net cash used in financing activities was approximately $5.4 million for the same period in 2007. Net cash provided by financing activities for the six months ended June 30, 2006 was primarily attributable to the issuance of Series F preferred stock totaling approximately $13.0 million net of issuance costs, partially offset by deferred financing costs of $1.1 million. Net cash used in financing activities for the six months ended June 30, 2007 was primarily attributable to the approximately $4.2 million in cash deposited in the escrow account as required by our escrow agreement with Abbott Laboratories until the $15.0 million note is repaid as well as deferred financing costs of $1.0 million.
  Operating Capital and Capital Expenditure Requirements
          Based on our existing liquid assets, including the proceeds of our sales of Abbokinase and proceeds of the IPO, we believe we have sufficient capital to fund anticipated levels of operations, and pay our debt obligations as they come due, at least until the third quarter of 2008, assuming sales of Abbokinase are sufficient to repay the $15.0 million non-recourse note due December 31, 2007, or we are able to refinance this note. In April 2007, we sold approximately $9.0 million of our Abbokinase inventory, net of discounts and fees, to two of our primary wholesalers. This inventory consisted of vials having expiration dates ranging from December 2008 to August 2009. As of June 30, 2007, we had received aggregate net proceeds of approximately $13.8 million from sales of Abbokinase to our wholesalers and customers, of which approximately $4.2 million has been placed into an escrow account as security for repayment of our $15.0 million non-recourse promissory note due in December 2007. If the escrowed amount were to be applied to the outstanding balance of principal and interest on that note, the remaining amount due under the note would be approximately $11.9 million as of June 30, 2007.
          Our ability to refinance, or repay our $15.0 million secured non-recourse note due to Abbott Laboratories on December 31, 2007, utilizing the escrowed funds in restricted cash and sales of Abbokinase, is our most significant near term financing requirement. Our ability to fund the repayment of the note as well as fund our other business activities will depend on numerous factors, including:
• the timing, scope and results of our preclinical studies and clinical trials;
• the timing and amount of revenue from sales of Abbokinase;

• the timing and amount of revenue from grants and other sources;
• the timing of initiation of manufacturing for our product candidates;
• the timing of, and the costs involved in, obtaining regulatory approvals;
• our ability to establish and maintain collaborative relationships;
• personnel, facilities and equipment requirements; and
• the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs, if any, and the result of any such litigation.
          Until we can consistently generate significant cash from our sales of Abbokinase and other operations, we expect to continue to fund our operations primarily from the proceeds of offerings of our equity securities, from revenue or payments received under collaborations, grants, and possibly from debt financing. We may not be successful in obtaining such additional proceeds or revenue. We cannot be sure that our existing cash and cash equivalents will be adequate, or that additional financing will be available when needed, or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing may also adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders will likely result. If we raise additional funds by incurring debt obligations, the terms of the debt will likely involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          Interest Rate Risk. Our exposure to market risk is confined to our cash and cash equivalents. We invest in high-quality financial instruments, primarily money market funds, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. The effective duration of our portfolio is less than three months and no security has an effective duration in excess of three months. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.
          Foreign Currency Risk. Most of our transactions are conducted in U.S. dollars, although we do have some development and clinical trial agreements with vendors located outside the U.S. Transactions under certain of these agreements are conducted in U.S. dollars while others occur in the local currency. If the exchange rate were to change by ten percent, we do not believe that it would have a material impact on our results of operations or cash flows.
Item 4. Controls and Procedures.
          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
          As of the date of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.
Item 1A. Risk Factors.
          The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.
Risks Relating to Our Business
Unless we are able to generate sufficient product or other revenue, we will continue to incur losses from operations and may never achieve or maintain profitability.
          We have a history of net losses and negative cash flow from operations since inception. As of June 30, 2007, we had received aggregate net proceeds of approximately $13.8 million from sales of our commercial product Abbokinase to our wholesalers and customers and have funded our operations primarily from private and public sales of our securities. Net losses attributable to common stockholders for the fiscal years ended December 31, 2004, 2005, and 2006 were approximately $6.0 million, $28.5 million, and $1.9 million, respectively, and for the six months ended June 30, 2006 and 2007 we had net losses attributable to common stockholders of approximately $7.7 million and $4.8 million, respectively. At June 30, 2007, we had an accumulated deficit of approximately $67.4 million. Except for Abbokinase, which is approved and marketed for the treatment of acute massive pulmonary embolism and which we acquired from Abbott Laboratories in April 2006, we do not have regulatory approval for any of our product candidates. Even if we receive regulatory approval for any product candidates, sales of such products may not generate sufficient revenue for us to achieve or maintain profitability.
          Our ability to generate revenue depends on a number of factors, including our ability to:
• market and sell our sole commercial product, Abbokinase, or any of our product candidates if we ever obtain regulatory approval for their sale;
• obtain regulatory approval for SonoLysis+tPA therapy, SonoLysis therapy, NanO2 and other product candidates;
• obtain commercial quantities of our products after approval at acceptable cost levels; and
• enter into strategic partnerships for some of our product candidates.
          We anticipate that our expenses will increase substantially in the next several years as a result of:
• research and development programs, including significant requirements for clinical trials, preclinical testing, contract manufacturing, and potential regulatory submissions;
• developing additional infrastructure and hiring additional management and other employees to support the anticipated growth of our development and regulatory activities;
• regulatory submissions and commercialization activities;
• additional costs for intellectual property protection and enforcement; and
• expenses as a result of being a public company.

          Because of the numerous risks and uncertainties associated with developing and commercializing our potential products, we may experience larger than expected future losses and may never become profitable.
Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.
          We have received an audit report from our independent registered accounting firm containing an explanatory paragraph stating that our historical recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. We believe that the proceeds we received from the IPO will eliminate this doubt and allow us to continue as a going concern at least in the near term. We estimate that the net proceeds from the IPO and our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements until September 2008, assuming continuing sales of Abbokinase (including the extension of product expiration date) to wholesalers will be adequate to repay the $15.0 million note due to Abbott Laboratories on December 31, 2007. We believe that, based on conversations with our wholesale distributors about the current market demand for Abbokinase, we will sell a sufficient amount of Abbokinase prior to December 31, 2007 to repay the note to Abbott Laboratories. It is possible that the sales of Abbokinase that we expect to occur prior to December 31, 2007 may instead occur in the first quarter of 2008 or later. In such event we would use a portion of the net proceeds of the IPO to repay the note on December 31, 2007 and we would replenish our cash resources from subsequent sales of Abbokinase. Alternatively, we may refinance the note using our Abbokinase inventory as collateral.
We incurred significant indebtedness in connection with our acquisition of Abbokinase assets from Abbott Laboratories. If we are unable to satisfy this obligation in December 2007, Abbott Laboratories will have a right to reclaim our remaining inventory of Abbokinase, along with a portion of the cash we have received from our sales of Abbokinase.
          In connection with our April 2006 acquisition of the remaining inventory of and certain rights related to Abbokinase, we issued to Abbott Laboratories a $15.0 million non-recourse note that is secured by the inventory and rights acquired and matures in December 2007. Although we have commenced selling Abbokinase to obtain near-term revenue that will help fund our cash needs, the asset purchase agreement provides that after we have received initial net revenue of $5.0 million from the sale of Abbokinase, we are then required to deposit 50% of the cash receipts we receive from further sales of Abbokinase into an escrow account to secure the repayment of the note. As of June 30, 2007, our net cash received from sales of Abbokinase to wholesalers and customers totaled approximately $13.8 million and we had deposited approximately $4.2 million in escrow as security for the note. If the escrow amount is not adequate to repay the note and we are otherwise unable to repay the note by its maturity date, Abbott Laboratories has the right to reclaim our remaining inventory of Abbokinase, along with the portion of the cash we have received from our sales of Abbokinase that is in the escrow account.
We will need substantial additional capital to fund our operations. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or commercialization efforts, and we may be unable to timely pay our debts or may be forced to sell or license assets or otherwise terminate further development of one or more of our programs.
          Since our inception, we have financed our operations principally through the private placement and public sale of shares of our common stock, and the private placement of shares of our preferred stock and convertible notes, sales of Abbokinase and the receipt of government grants. We believe we have working capital sufficient to meet our anticipated cash needs through September 2008, assuming our projected sales of Abbokinase to wholesalers occur within a timeframe adequate to repay the $15.0 million note due to Abbott Laboratories on December 31, 2007. We expect our expenses to increase substantially over the next several years, and we will require substantial additional financing at various times in the future as we expand our operations and as our debt obligations mature.
          Our funding requirements will, however, depend on numerous factors, including:
• the timing, scope and results of our preclinical studies and clinical trials;
• the timing and amount of revenue from sales of Abbokinase;
• our ability to refinance our $15.0 million secured non-recourse note due to Abbott Laboratories on December 31, 2007, if sales of Abbokinase are insufficient to repay the note;
• the timing and amount of revenue from grants and other sources;

• the timing of initiation of manufacturing for our product candidates;
• the timing of, and the costs involved in, obtaining regulatory approvals;
• our ability to establish and maintain collaborative relationships;
• personnel, facilities and equipment requirements; and
• the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs, if any, and the result of any such litigation.
          We intend to seek additional funding from a variety of sources, which may include collaborations involving our technology, technology licensing, grants and public or private equity and debt financings. We cannot be certain that any additional funding will be available on terms acceptable to us, or at all. Accordingly, we may not be able to secure the substantial funding that is required to maintain and continue our commercialization and development programs at levels that may be required in the future. We may be forced to accept funds on terms or pricing that are highly dilutive or otherwise disadvantageous to our existing stockholders. We are restricted from granting any additional security interest in our Abbokinase assets that we acquired in 2006. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities. To the extent that we raise additional funds through collaborations and licensing arrangements, we may have to relinquish valuable rights and control over our technologies, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to secure adequate financing, we could be required to sell or license assets, delay, scale back or eliminate one or more of our development programs or enter into licenses or other arrangements with third parties to commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves.
We have expanded our business strategy to include the sale of Abbokinase and this exposes us to additional risks which we may not be able to overcome.
          Until September 2005, our business strategy focused on the development of microbubbles for the treatment of blood clots and various vascular disorders. In October 2006 we began selling Abbokinase, a thrombolytic drug that we acquired in April 2006. Abbokinase is approved by the FDA for marketing in the U.S. for acute massive pulmonary embolism. We have limited experience in marketing or selling Abbokinase, and we may not be successful in these undertakings. Use of Abbokinase in general involves significant risks, such as bleeding. In addition, adding Abbokinase to our business places additional burdens on our management and technical staff to undertake commercialization activities and may distract them from development activities. Furthermore, our customers may return outdated, short dated or damaged product that is in its original, unopened cartons and received by us prior to 12 months past the expiration date. Finally, the FDA must formally approve the release of each lot of Abbokinase we wish to sell. We must submit a request for each lot we intend to ship to our product wholesalers prior to shipment. If the FDA does not release these lots for shipment in a timely manner or at all, our sales of Abbokinase may be adversely affected.
We may be unable to sell our existing inventory of Abbokinase before product expiration, and even if we are able to sell the existing inventory, the product may be returned prior to use by hospitals and clinics. Additionally, even if we are successful in extending the product expiration dates, we will need to re-brand the product.
          In our acquisition of Abbokinase, we received approximately 153,000 vials of Abbokinase manufactured between 2003 and 2005. At the time of our acquisition of Abbokinase, we estimated that hospitals would purchase, and we would thereby recognize revenue for, approximately 111,000 vials, or approximately 72% of the total vials we acquired. We also estimated that, due to expiration of the vials or for other reasons, hospitals would not purchase approximately 42,000 vials, or approximately 28% of the vials we acquired. Approximately $16.7 million of the $20.0 million purchase price for Abbokinase was allocated to the vials we expect hospitals to purchase. Of our vials of Abbokinase held in inventory either by us or by our wholesalers as of June 30, 2007, approximately 66% of the vials we expect hospitals to purchase, or approximately $10.5 million in inventory value, are unlabeled and will expire by October 2007 based on current stability data. The remaining approximately 34% of the vials we expect to sell to hospitals, or approximately $5.4 million in inventory value, are labeled and will expire at various times between December 2008 and August 2009. We commenced sales of Abbokinase in October 2006. We may or may not be able to sell the entire inventory we acquired before the product expires, and we are not permitted to sell this inventory after its expiration dates. We will continue our ongoing stability program to potentially extend the expiration dates for this inventory. Our license to use the Abbokinase trademark does not cover any inventory with extended expiration dates. Accordingly, if we are successful in demonstrating extended stability and shelf life, we would need to re-brand the inventory to commercialize it. We cannot be certain that we will be successful in establishing an alternate brand name for Abbokinase and obtaining market acceptance. Even if we are able to sell the Abbokinase inventory to wholesalers prior to expiration, the product may be returned to us if outdated or short dated, and our sales could be significantly reduced.
The thrombolytic drug market is highly competitive and dominated by products from Genentech. We have limited sales and marketing capabilities and depend on drug wholesalers to distribute our Abbokinase product.
          The market for thrombolytic drugs is currently dominated by thrombolytic drugs offered by Genentech, Inc., in particular alteplase, or tPA, which is approved for treatment of ischemic stroke and pulmonary emboli, among other indications. We cannot be certain that we have sufficient resources to effectively market or sell Abbokinase. We have a limited sales and marketing staff and depend on the efforts of third parties for the sale and distribution of Abbokinase to hospitals and clinics. If we are unable to maintain effective third party distribution on commercially reasonable terms, we may be unable to market and sell Abbokinase in commercial quantities. Drug wholesale companies may be unwilling to continue selling Abbokinase, or we may be forced to accept lower prices or other unfavorable terms or to expend significant additional resources to sell our Abbokinase inventory. Additionally, even if we are able to market and sell Abbokinase in commercial quantities, we do not expect sales of Abbokinase to generate enough revenue for us to achieve profitability.
Our competitors generally are larger than we are, have greater financial resources available to them than we do and may have a superior ability to develop and commercialize competitive products. In addition, if our competitors have products that are approved in advance of ours, marketed more effectively or demonstrated to be safer or more effective than ours, our commercial opportunity will be reduced or eliminated and our business will be harmed.
          Our industry sector is intensely competitive, and we expect competition to continue to increase. Many of our actual or potential competitors have substantially longer operating histories and greater financial, research and development and marketing capabilities than we do. Many of them also have substantially greater experience than we have in undertaking preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing and distributing products. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. In addition, academic institutions, government agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for product development and marketing. We may not be able to develop products that are more effective or achieve greater market acceptance than our competitors’ products. Any company that brings competitive products to market before us may achieve a significant competitive advantage.
          We believe that the primary competitive factors in the market for treatments of vascular disorders include safety and efficacy, access to and acceptance by leading physicians, cost-effectiveness, physician relationships and sales and marketing capabilities. We may be unable to compete successfully on the basis of any one or more of these factors, which could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to develop, manufacture and commercialize our product candidates, we may not generate sufficient revenue to continue our business.
          We currently have only one product, urokinase, currently marketed as Abbokinase, that has received regulatory approval, and we have limited experience commercializing Abbokinase. The process to develop, obtain regulatory approval for and commercialize potential drug candidates is long, complex and costly. Our proprietary SonoLysis microbubble technology has not been used in clinical trials other than our ongoing Phase I/II clinical trial of our SonoLysis+tPA therapy. We do not expect to have the results of any clinical trials using our proprietary MRX-801 microbubbles until at least 2008. As a result, our business in the near term is substantially dependent upon our ability to sell Abbokinase and to complete development, obtain regulatory approval for and commercialize our SonoLysis product candidates in a timely manner. If we are unable to further develop, commercialize or license our SonoLysis product candidates, we may not be able to earn sufficient revenue to continue our business.
If we want to sell urokinase beyond our existing inventory of Abbokinase, we would need to undertake manufacturing and secure regulatory approval for a new manufacturing process and facility.
          As part of our acquisition of Abbokinase, we acquired cell lines that could be used to manufacture urokinase. If we want to sell urokinase beyond our existing inventory of acquired Abbokinase, we would need to undertake manufacturing and to demonstrate that our manufactured material is comparable to the urokinase we purchased from Abbott Laboratories. To demonstrate this, we would need to have our manufacturing process validated by the FDA and may be required to conduct additional preclinical studies, and possibly additional clinical trials, to demonstrate its safety and efficacy. In addition, the manufacturing process for Abbokinase involves a roller bottle production method that is used infrequently today and is available only from a limited number of manufacturers worldwide. We do not currently intend to undertake any efforts required for manufacturing and regulatory approval of additional urokinase in the near term, and even if we were to undertake these efforts in the future, we cannot be certain that we would be able to manufacture and receive regulatory approval for additional sales of urokinase beyond our existing inventory.
We do not plan to manufacture any of our product candidates and will depend on commercial contract manufacturers to manufacture our products.
          We do not have our own manufacturing facilities, have no experience in large-scale product manufacturing, and do not intend to develop such facilities or capabilities. Our ability to conduct clinical trials and commercialize our product candidates will depend, in part, on our ability to manufacture our products through contract manufacturers. For all of our product candidates, we or our contract manufacturers will need to have sufficient production and processing capacity to support human clinical trials, and if those clinical trials are successful and regulatory approvals are obtained, to produce products in commercial quantities. Delays in providing or increasing production or processing capacity could result in additional expense or delays in our clinical trials, regulatory submissions and commercialization of our products. In addition, we will be dependent on such contract manufacturers to adhere to the FDA’s current Good Manufacturing Practices, or cGMP, and other regulatory requirements.
          Establishing contract manufacturing is costly and time-consuming and we cannot be certain that we will be able to engage contract manufacturers who can meet our quantity and quality requirements in a timely manner and at competitive costs. The manufacturing processes for our product candidates have not yet been tested at commercial levels, and it may not be possible to manufacture such materials in a cost-effective manner. Further, there is no guarantee that the components of our proposed drug product candidates will be available to our manufacturers when needed on terms acceptable to us. If we are unable to obtain contract manufacturing on commercially reasonable terms, we may not be able to conduct or complete planned or necessary clinical trials or commercialize our product candidates.
If our clinical trials are not successful, or if we are unable to obtain regulatory approvals, we will not be able to commercialize our products and we will continue to incur significant operating losses.
          Abbokinase is our only product approved for commercial sale. The sale of all of our product candidates in the U.S. requires approval from the FDA and from foreign regulatory agencies for sales outside the U.S. To gain regulatory approval for the commercial sale of our product candidates, we must demonstrate the safety and efficacy of each product candidate in human clinical trials. This process is expensive and can take many years, and failure can occur at any stage of the testing process. There are many risks associated with our clinical trials. For example:
• the only completed clinical trials related to our development of SonoLysis therapy or SonoLysis+tPA therapy have not utilized our proprietary MRX-801 microbubbles and may not be indicative of the safety and effectiveness of our product candidates;
• if the clinical trial is not conducted in accordance with current Good Clinical Practices, or cGCP, it may not be possible to complete the trial and the FDA may not accept the results of the clinical trial;
• clinicians, physicians and regulators may not favorably interpret the results of our preclinical studies and clinical trials;
• some patients in our clinical trials may experience unforeseen adverse medical events related or unrelated to the use of our product candidates;
• we may be unable to secure a sufficient number of clinical trial sites or patients to enroll in our clinical trials;
• we may experience delays in securing the services of, or difficulty scheduling, clinical investigators for our clinical trials;
• third parties who conduct our clinical trials may not fulfill their obligations;

• we may in the future experience, and have in the past experienced, deviations from the approved clinical trial protocol by our clinical trial investigators;
• the FDA or the local institutional review board, or IRB, at one or more of our clinical trial sites may interrupt, suspend or terminate a clinical trial or the participation of a particular site in a clinical trial; and
• the FDA or other regulatory bodies may change the policies and procedures we are required to follow in connection with our clinical trials.
          Any of these or other unexpected events could cause us to delay or terminate our ongoing clinical trials, increase the costs associated with our clinical trials or affect the statistical analysis of the safety and efficacy of our product candidates. If we fail to adequately demonstrate the safety and efficacy of our product candidates, we will not obtain regulatory approval to commercialize our products. Significant delays in clinical development could materially increase our product development costs or impair our competitive position. In addition, any approvals we may obtain may not cover all of the clinical indications for which we seek approval, or an approval may contain significant limitations in the form of narrow labeling and warnings, precautions or contraindications with respect to limitations on use. Accordingly, we may not be able to obtain our desired product registration or marketing approval for any of our product candidates.
We rely on third parties to conduct our clinical trials who may not carry out their contractual duties, with resulting negative impacts on our clinical trials.
          We depend on contract research organizations, or CROs, for managing some of our preclinical testing and clinical trials. If we are not able to retain CROs in a timely manner and on commercially reasonable terms, we may not be able to conduct or complete clinical trials or commercialize our product candidates and we do not know whether we will be able to develop or attract partners with such capabilities. We have established relationships with multiple CROs for our existing clinical trials, although there is no guarantee that the CROs will be available for future clinical trials on terms acceptable to us. We may not be able to control the amount and timing of resources that CROs devote to our clinical trials. In the event that we are unable to maintain our relationship with any of our CROs or elect to terminate the participation of any of these CROs, we may lose the ability to obtain follow-up information for patients enrolled in ongoing clinical trials unless we are able to transfer the care of those patients to another qualified CRO.
Our product candidates may never achieve market acceptance.
          We cannot be certain that our products will achieve any degree of market acceptance among physicians and other health care providers and payors, even if necessary regulatory approvals are obtained. We believe that recommendations by physicians and other health care providers and payors will be essential for market acceptance of our products, and we cannot be certain we will ever receive any positive recommendations or reimbursement. Physicians will not recommend our products unless they conclude, based upon clinical data and other factors, that our products are safe and effective. We are unable to predict whether any of our product candidates will ever achieve market acceptance, either in the U.S. or internationally. A number of factors may limit the market acceptance of our products, including:
• the timing and scope of regulatory approvals of our products and market entry compared to competitive products;
• the safety and efficacy of our products, including any inconveniences in administration, as compared to alternative treatments;
• the rate of adoption of our products by hospitals, doctors and nurses and acceptance by the health care community;
• the product labeling and marketing claims permitted or required by regulatory agencies for each of our products;
• the competitive features of our products, including price, as compared to other similar products;
• the availability of sufficient third party coverage or reimbursement for our products;
• the extent and success of our sales and marketing efforts; and

• possible unfavorable publicity concerning our products or any similar products.
          If our products are not commercialized, our business will be materially harmed.
Technological change and innovation in our market sector may cause our products to become obsolete shortly after or even before such products reach the market.
          New products and technological development in the pharmaceutical and medical device industries may adversely affect our ability to complete required regulatory requirements and introduce our product candidates into the market or may render our products obsolete. The markets into which we plan to introduce our products are characterized by constant and sometimes rapid technological change, new and improved product introductions, changes in regulatory requirements, and evolving industry standards. Our ability to execute our business plan will depend to a substantial extent on our ability to identify new market trends and develop, introduce and support our candidate products on a timely basis. If we fail to develop and commercialize our product candidates on a timely basis, we may be unable to compete effectively. For example, we are aware of other thrombolytic drugs in development such as ancrod and desmoteplase, which are currently in Phase III clinical trials as treatments for acute ischemic stroke. Since none of our product candidates for treatment of ischemic stroke will be able to achieve regulatory approval for commercial sale in the U.S. any earlier than 2011, if ever, we could by that time find that competitive developments have diminished our product opportunities, which would have an adverse impact on our business prospects and financial condition.
If we are unable to obtain acceptable prices or adequate reimbursement from third-party payors for any product candidates that we seek to commercialize, our revenue and prospects for profitability will suffer.
          The commercialization of our product candidates is substantially dependent on whether third-party coverage and reimbursement is available from governmental payors such as Medicare and Medicaid, private health insurers, including managed care organizations and other third-party payors. The U.S. Centers for Medicare and Medicaid Services, health maintenance organizations and other third-party payors in the U.S. and in other jurisdictions are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and medical devices and, as a result, they may not cover or provide adequate payment for our products. Our products may not be considered cost-effective and reimbursement may not be available to consumers or may not be sufficient to allow our products to be marketed on a competitive basis. Large private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are challenging the prices charged for medical products and services, and many third-party payors limit or delay reimbursement for newly approved medical products and indications. Cost-control initiatives could lower the price we may establish for our products which could result in product revenue lower than anticipated. If the prices for our product candidates decrease or if governmental and other third-party payors do not provide adequate coverage and reimbursement levels, our prospects for profitability could suffer.
We intend to rely heavily on third parties to implement critical aspects of our business strategy, and our failure to enter into and maintain these relationships on acceptable business terms, or at all, would materially adversely affect our business.
          We intend to rely on third parties for certain critical aspects of our business, including:
• manufacturing of our MRX-801 and other proprietary microbubbles;
• conducting clinical trials;
• conducting preclinical studies;
• performing stability and product release testing with respect to Abbokinase;
• preparing, submitting and maintaining regulatory records sufficient to meet the requirements of the FDA; and
• customer logistics and distribution of our products.
          We do not currently have many of these relationships in place. Although we use a third party manufacturer to produce MRX-801 microbubbles for our clinical trials on a purchase order basis, that third party does not have the capacity to produce the volume of MRX-801 microbubbles necessary for large-scale clinical trials or commercial sales. We currently have agreements with contract research organizations to manage our clinical trials; audit our clinical trials; help us write protocols and study reports for our clinical trials; store, label, package and distribute our commercial product; and conduct stability and product release testing for our commercialized product. We also have agreements with wholesalers to market and distribute our product, as well as agreements in place with many Group Purchasing Organizations that negotiate prices on behalf of hospitals and clinics. To the extent that we are unable to maintain these relationships or to enter into any one or more of the additional relationships necessary to our business on commercially reasonable terms, or at all, or to eliminate the need for any such relationship by establishing our own capabilities in a particular functional area in a timely manner, we could experience significant delays or cost increases that could have a material adverse effect on our ability to develop and commercialize our product candidates.
We rely on third party products, technology and intellectual property, which could negatively affect our ability to sell our MRX-801 microbubbles or other products commercially or could adversely affect our ability to derive revenue from such products.
          Our SonoLysis program may require the use of multiple proprietary technologies, including commercially available ultrasound devices and patented technologies. Manufacturing our products or customizing related ultrasound devices may also require licensing technologies and intellectual property from third parties. Obtaining and maintaining licenses for these technologies may require us to make royalty payments or other payments to several third parties, potentially reducing our revenue or making the cost of our products commercially prohibitive. We cannot be certain that we will be able to establish any or all of the partnering relationships and technology licenses that may be necessary for the pursuit of our business strategy, or, even if such relationships can be established, that they will be on terms favorable to us or that they can be managed in a way that will assist us in executing our business plan.
As a highly specialized scientific business enterprise, our ability to execute our business plan is substantially dependent on certain key members of our scientific and management staff, the loss of any of whom could have a material adverse effect on our business.
          A small number of key officers and members of our professional staff are responsible for certain critical areas of our business, such as product research and development, clinical trials, regulatory affairs, manufacturing, intellectual property protection and licensing. The services provided by our key personnel, including: Bradford A. Zakes, our President and Chief Executive Officer; Rajan Ramaswami, our Vice President, Product Development; Walter Singleton, our Chief Medical Officer; Lynne Weissberger, our Vice President, Regulatory Affairs, Quality Assurance and Regulatory Compliance; and Reena Zutshi, our Vice President, Operations, would be difficult to replace. Dr. Singleton has left the employ of the Company to pursue personal interests. He has entered into a one-year consulting agreement with us. We believe that we will be able to continue our product development activities as planned. All of our employees are employed at will. Our business and future operating results also depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, regulatory, sales and support personnel for our operations, and competition for such personnel is intense. We cannot be certain that our key executive officers and scientific staff members will remain with us or that we will be able to attract or retain such personnel. If we are unable to retain and continue to attract qualified management and technical staff, this could significantly delay and may prevent the achievement of our research, development and business objectives. We do not maintain key-person life insurance on the lives of any of our executive officers or scientific staff and we do not intend to secure any key-person life insurance.
We will need to increase the size of our organization, and we may experience difficulties in managing our growth.
          As of August 1, 2007, we had 30 full-time employees. In the future, we will need to expand our managerial, operational, financial, clinical, regulatory and other personnel to manage and expand our operations, undertake clinical trials, manufacture our product candidates, continue our research and development and collaborative activities and commercialize our product candidates. In the next 12 months we anticipate hiring between five and eight new employees at an approximate aggregate cost of between $450,000 and $700,000 annually. Our management and scientific personnel, systems and facilities currently in place will not be adequate to support our planned future growth. Our need to effectively manage our operations, growth and various projects requires that we:
• utilize a small sales and marketing organization;
• identify and manage third party manufacturers for our products;
• manage our clinical trials effectively;

• manage our internal research and development efforts effectively while carrying out our contractual obligations to collaborators and other third parties;
• continue to improve our operational, financial and management controls, reporting systems and procedures under increasing regulatory requirements; and
• attract and retain sufficient numbers of talented employees.
          We may be unable to implement and manage many of these tasks on a larger scale or in a timely manner and, accordingly, may not achieve our research, development and commercialization goals.
We depend on patents and other proprietary rights, some of which are uncertain and unproven. Further, our patent portfolio and other intellectual property rights are expensive to maintain, protect against infringement claims by third parties, and enforce against third party infringements, and are subject to potential adverse claims.
          Because we are developing product candidates that rely on advanced and innovative technologies, our ability to execute our business plan will depend in large part on our ability to obtain and effectively use patents and licensed patent rights, preserve trade secrets and operate without infringing upon the proprietary rights of others. Our Abbokinase product has no patent protection and we have a one-half interest in a patent related to the manufacturing process for Abbokinase. Some of our intellectual property rights are based on licenses that we have entered into with owners of patents.
          Although we have rights to 143 issued U.S. patents, plus some foreign equivalents and numerous pending patent applications, the patent position of pharmaceutical, medical device and biotechnology companies in general is highly uncertain and involves complex legal and factual questions. Effective intellectual property protection may also be unavailable or limited in some foreign countries. We have not pursued foreign patent protection in all jurisdictions or for all of our patentable intellectual property. As a result, our patent protection for our intellectual property will likely be less comprehensive if and when we commence international sales.
          There are also companies that are currently commercializing FDA approved microbubbles-based products for diagnostic uses. These companies may promote these products for off-label uses which may directly compete with our products when and if approved. Additionally, physicians may prescribe the use of such products for off-label indications which could have the impact of reducing our revenues for our product candidates when and if approved.
          In the U.S. and internationally, enforcing intellectual property rights against infringing parties is often costly. Pending patent applications may not issue as patents and may not issue in all countries in which we develop, manufacture or sell our products or in countries where others develop, manufacture and sell products using our technologies. Patents issued to us may be challenged and subsequently narrowed, invalidated or circumvented. We have been notified that, in February 2005, a third party filed an opposition claim to one of our patents in Europe that relates to targeted bubbles for therapeutic and diagnostic use. The third party has agreed to voluntarily dismiss and terminate this claim, but other such conflicts could occur and could limit the scope of the patents that we may be able to obtain or may result in the denial of our patent applications. If a third party were to obtain intellectual property protection for any of the technologies upon which our business strategy is based, we could be required to challenge such protections, terminate or modify our programs that rely on such technologies or obtain licenses for use of these technologies. For example, in July 2003 we received a notice from a third party who owns a patent relating to the administration of ultrasound to break up blood clots indicating that we may need a license to its patent if we intend to administer our therapies according to its patented method. Although we do not intend to administer our therapies according to the third party’s patented method, other similar third party patents, if valid, could require us to seek a license that may not be available on terms acceptable to us or at all, could impose limitations on how we administer our therapies, and may require us to adopt restrictions or requirements as to the manner of administration of our products that we might not otherwise adopt to avoid infringing patents of others. Moreover, we may not have the financial resources to protect our patent and other intellectual property rights and, in that event, our patents may not afford meaningful protection for our technologies or product candidates, which would materially adversely affect our ability to develop and market our product candidates and to generate licensing revenue from our patent portfolio.
          Additional risks related to our patent rights and other proprietary rights include:
• challenge, invalidation, circumvention or expiration of issued patents already owned by or licensed to us;

• claims by our consultants, key employees or other third parties that our products or technologies are the result of technological advances independently developed by them and, therefore, not owned by us;
• our failure to pay product development costs, license fees, royalties, milestone payments or other compensation required under our technology license and technology transfer agreements, and the subsequent termination of those agreements;
• failure by our licensors or licensees to comply with the terms of our license agreements;
• misrepresentation by technology owners of the extent to which they have rights to the technologies that we purport to acquire or license from them;
• a potentially shorter patent term as a result of legislation which sets the patent termination date at 20 years from the earliest effective filing date of the patent application instead of 17 years from the date of the grant; and
• loss of rights that we have licensed due to our failure or decision not to fund further research or failure to achieve required development or commercialization milestones or otherwise comply with our obligations under the license and technology transfer agreements.
          If any of these events occurs, our business may be harmed.
We have limited patent protection for Abbokinase, and third parties likely could develop urokinase without a license from us, which could decrease the market opportunity for Abbokinase.
          We own a one-half interest in a patent related to the manufacturing process for Abbokinase. We also have a license to use the “Abbokinase” trademark that expires when our inventory is sold, expires or its expiration date is extended, and trade secrets relating to the manufacturing process for Abbokinase. A third party could acquire or develop a cell line capable of producing urokinase and could devise a manufacturing process that could yield a product consistent with or superior to our Abbokinase product in quality, safety and activity, in each case without a license from us, which could decrease the market opportunity for Abbokinase.
Other companies may claim that we infringe their patents or trade secrets, which could subject us to substantial damages.
          A number of third parties, including certain of our competitors, have developed technologies, filed patent applications or obtained patents on technologies and compositions that are related to aspects of our business, including thrombolytic drug therapy, microbubbles and ultrasound. Such third parties may sue us for infringing their patents. If we face an infringement action, defending against such an action could require substantial resources that may not be available to us. In the event of a successful claim of infringement against us, we may be required to:
• pay substantial damages;
• stop using infringing technologies and methods;
• stop certain research and development efforts;
• develop non-infringing products or methods; and
• obtain one or more licenses from third parties.
          Any claims of infringement could cause us to incur substantial costs and could divert management’s attention away from our business in defending against the claim, even if the claim is invalid. A party making a claim could secure a judgment that requires us to pay substantial damages. A claim of infringement could also be used by our competitors to delay market introduction or acceptance of our products. If we are sued for infringement, we could encounter substantial delays in development, manufacture and commercialization of our product candidates. Any litigation, whether to enforce our patent rights or to defend against allegations that we infringe third party rights, will be costly and time consuming and will likely distract management from other important tasks.

Our rights to develop and commercialize certain of our product candidates are subject to the terms and conditions of licenses or sublicenses granted to us by third parties, including other pharmaceutical companies, that contain restrictions that may limit our ability to capitalize on these products.
          Our SonoLysis therapy and SonoLysis+tPA therapy product candidates are based in part on patents and other intellectual property that we license or sublicense from third parties. Our rights to develop and commercialize these product candidates using intellectual property licensed from UNEMED Corporation may terminate, in whole or in part, if we fail to pay royalties to third party licensors, or if we fail to comply with certain restrictions regarding our development activities. In the event of an early termination of any such license or sublicense agreement, rights licensed and developed by us under such agreements may be extinguished, and our rights to the licensed technology may revert back to the licensor. Any termination or reversion of our rights to develop or commercialize any such product candidate may have a material adverse effect on our business.
          We are party to an agreement with Bristol-Myers Squibb that restricts us from using our bubble technology for non-targeted diagnostic imaging applications. Bristol-Myers Squibb also has a right of first negotiation should we wish to license to a third party any of our future products or technology related to the use of bubbles for targeted imaging of blood clots, or breaking up blood clots with ultrasound and bubbles. Bristol-Myers Squibb has waived its rights under this agreement with respect to our current generation of MRX-801 microbubbles that we are developing for breaking up blood clots, as well as a new generation of MRX-802 microbubbles that we are developing for breaking up blood clots that include targeting mechanisms to cause the bubbles to attach to blood clots. This right of first negotiation for future technology we may develop in these applications could adversely impact our ability to attract a partner or acquirer for SonoLysis therapy.
          In addition, we have been awarded various government funding grants and contracts from The National Institutes of Health and other government agencies. These grants include provisions that provide the U.S. government with the right to use the technologies developed under such grants for certain uses, under certain circumstances. If the government were to exercise its rights, our ability to commercialize such technology would likely be impaired.
We could be exposed to significant product liability claims, which could be time consuming and costly to defend, divert management attention and adversely impact our ability to obtain and maintain insurance coverage. The expense and potential unavailability of insurance coverage for our company or our customers could adversely affect our ability to sell our products, which would negatively impact our business.
          We face a risk of product liability exposure related to the testing of our product candidates in clinical trials and will face even greater risks upon any commercialization by us of our product candidates. Thrombolytic drugs are known to involve certain medical hazards, such as risks of bleeding or immune reactions. Our product candidates may also involve presently unknown medical risks of equal or even greater severity. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, and reduce our product sales. Additionally, any lawsuits or product liability claims against us may divert our management from pursuing our business strategy and may be costly to defend. Further, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forego further commercialization of one or more of our products. A product liability related claim or recall could be materially detrimental to our business. Our current product liability insurance, which provides us with $10 million of coverage in the aggregate, may be insufficient. We may not be able to obtain or maintain such insurance in adequate amounts, or on acceptable terms, to provide coverage against potential liabilities. The product liability coverage we currently have for our clinical trials may be insufficient to cover fully the costs of any claim or any ultimate damages we may be required to pay. Our inability to obtain or maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or limit the commercialization of any products we develop, and could leave us exposed to significant financial losses relating to any products that we do develop and commercialize.
          Moreover, Abbokinase is made from human neonatal kidney cells. Products made from human source material may contain infectious agents, such as viruses, that can cause disease. We believe the risk that Abbokinase will transmit an infectious agent has been reduced by changes made by Abbott Laboratories to its tissue acquisition and related manufacturing process that included screening donors for prior exposure to certain viruses, testing donors for the presence of certain current virus infections, testing for certain viruses during manufacturing and inactivating and/or removing certain viruses. All of our inventory was produced after these changes were made. Despite these measures, Abbokinase may still present a risk of transmitting infectious agents, which could expose us to product liability lawsuits.
If we use hazardous or biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

          Our research and development activities involve the controlled use of potentially hazardous substances, including toxic chemical and biological materials. Our recent expansion of our business strategy to include the sale of Abbokinase has increased our involvement in the handling and distribution of biological materials. In addition, our operations produce hazardous waste products. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these hazardous and biological materials. While we believe that we are currently in compliance with these laws and regulations, continued compliance may be expensive, and current and future environmental regulations may impair our research, development and manufacturing efforts. In addition, if we fail to comply with these laws and regulations at any point in the future, we may be subject to criminal sanctions and substantial civil liabilities and could be required to suspend or modify our operations. Even if we continue to comply with all applicable laws and regulations regarding hazardous materials, we cannot eliminate the risk of accidental contamination or discharge and our resultant liability for any injuries or other damages caused by these accidents. Although we maintain general liability insurance, this insurance may not fully cover potential liabilities for these damages, and the amount of uninsured liabilities may exceed our financial resources and materially harm our business.
The FDA approval process for drugs involves substantial time, effort and financial resources, and we may not receive any new approvals for our product candidates on a timely basis, or at all.
          The process required by the FDA before product candidates may be marketed in the U.S. generally involves the following:
• preclinical laboratory and animal testing;
• submission of an IND application which must become effective before clinical trials may begin;
• adequate and well-controlled human clinical trials to establish the safety and efficacy of proposed drugs or biologics for their intended use;
• pre-approval inspection of manufacturing facilities, company regulatory files and selected clinical investigators; and
• FDA approval of a new drug application, or NDA, or FDA approval of an NDA supplement in the case of a new indication if the product is already approved for another indication.
          The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any new approvals for our product candidates will be granted on a timely basis, if at all. We have failed in the past, and may in the future fail, to make timely submissions of required reports or modifications to clinical trial documents, and such delays as well as possible errors or omissions in such submissions could endanger regulatory acceptance of clinical trial results or even our ability to continue with our clinical trials.
          The results of product development, preclinical tests and clinical trials are submitted to the FDA as part of an NDA, or as part of an NDA supplement. The FDA may deny approval of an NDA or NDA supplement if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or an additional pivotal Phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA or NDA supplement does not satisfy the criteria for approval. The FDA may move to withdraw product approval, once issued, if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA may move to prevent or limit further marketing of a product based on the results of these post-marketing programs.
          Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of product candidates for new indications for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for new indications for our product candidates on a timely basis, if at all. Success in early stage clinical trials does not ensure success in later stage clinical trials. Data obtained from clinical trials is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain, additional regulatory approvals for our products would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.
          The FDA’s policies may change and additional government regulations may be enacted, which could prevent or delay regulatory approval of our product candidates or approval of new indications for our product candidates. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or internationally.
If we or our contract manufacturers fail to comply with applicable regulations, sales of our products could be delayed and our revenue could be harmed.
          Every medical product manufacturer is required to demonstrate and maintain compliance with cGMP. We and any third party manufacturers or suppliers with whom we enter into agreements will be required to meet these requirements. Our contract manufacturers will be subject to unannounced inspections by the FDA and corresponding foreign and state agencies to ensure strict compliance with cGMP and other applicable government quality control and record-keeping regulations. In addition, transfer of ownership of products triggers a mandatory manufacturing inspection requirement from the FDA. We cannot be certain that we or our contract manufacturers will pass any of these inspections. If we or our contract manufacturers fail one of these inspections in the future, our operations could be disrupted and our manufacturing and sales delayed significantly until we can demonstrate adequate compliance. If we or our contract manufacturers fail to take adequate corrective action in a timely fashion in response to a quality system regulations inspection, the FDA could shut down our or our contract manufacturers’ manufacturing operations and require us, among other things, to recall our products, either of which would harm our business.
          Failure to comply with cGMP or other applicable legal requirements can lead to federal seizure of violative products, injunctive actions brought by the federal government, and potential criminal and civil liability on the part of a company and its officers and employees. Because of these and other factors, we may not be able to replace our manufacturing capacity quickly or efficiently in the event that our contract manufacturers are unable to manufacture our products at one or more of their facilities. As a result, the sale and marketing of our products could be delayed or we could be forced to develop our own manufacturing capacity, which would require substantial additional funds and personnel and compliance with extensive regulations.
Our products will remain subject to ongoing regulatory review even if they receive marketing approval. If we fail to comply with applicable regulations, we could lose these approvals, and the sale of our products could be suspended.
          Even if we receive regulatory approval to market a particular product candidate, the FDA or foreign regulatory authority could condition approval on conducting additional and costly post-approval clinical trials or could limit the scope of approved labeling. For example, to sell Abbokinase, we are required to continue an ongoing immunogenicity clinical trial that Abbott Laboratories commenced in 2003. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market or impede or delay our ability to obtain regulatory approvals in additional countries. In addition, the manufacturer of the product and its facilities will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the FDA imposes extensive regulatory requirements on the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product. We may not promote or advertise any future FDA-cleared or approved products for use outside the scope of our product’s label or make unsupported promotional claims about the benefits of our products. If the FDA determines that our claims are outside the scope of our label or are unsupported, it could require us to revise our promotional claims, correct any prior statements or bring an enforcement action against us. Moreover, the FDA or other regulatory authorities may bring charges against us or convict us of violating these laws, and we could become subject to third party litigation relating to our promotional practices and there could be a material adverse effect on our business.
          If we fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities or discover previously unknown problems with our products, manufacturers or manufacturing processes, we could be subject to administrative or judicially imposed sanctions, including:
• restrictions on the products, manufacturers or manufacturing processes;
• warning letters;
• civil or criminal penalties or fines;

• injunctions;
• product seizures, detentions or import bans;
• voluntary or mandatory product recalls and publicity requirements;
• suspension or withdrawal of regulatory approvals;
• total or partial suspension of production; and
• refusal to approve pending applications of marketing approval of new drugs or supplements to approved applications.
          If we were subject to any of the foregoing actions by the FDA, our sales could be delayed, our revenue could decline and our reputation among clinicians, doctors, inventors and research and academic institutions could be harmed.
Marketing and reimbursement practices and claims processing in the pharmaceutical and medical device industries are subject to significant regulation in the U.S.
          In addition to FDA restrictions on marketing of pharmaceutical products, several other state and federal laws such as anti-kickback statutes and false claims statutes have been applied to regulate certain marketing practices in the pharmaceutical and medical device industries in recent years.
          The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from potential liability, the exemptions and safe harbors are drawn narrowly. Practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our future practices may not in all cases meet the criteria for safe harbor protection from anti-kickback liability.
          Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. For example, several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses. The majority of states also have statutes or regulations similar to the federal anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.
          Because of the breadth of these laws and the limited safe harbors, it is possible that some of our commercial activities in the future could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business.
If we seek regulatory approvals for our products in foreign jurisdictions, we may not obtain any such approvals.
          We may market our products outside the U.S., either with a commercial partner or alone. To market our products in foreign jurisdictions, we will be required to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and jurisdictions and can involve additional testing, and the time required to obtain foreign approvals may differ from that required to obtain FDA approval. We have no experience with obtaining any such foreign approvals. Additionally, the foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We may not be able to submit applications for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.
Risks Related to our Common Stock
We may invest or spend the proceeds from our initial public offering in ways which may not enhance our operating results or enhance the value of our common stock.
          Our management and directors will have broad discretion in the use of the net proceeds from our initial public offering and could spend the proceeds in ways that do not necessarily improve our operating results or enhance the value of our common stock. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products. We have no present understandings, commitments or agreements with respect to any such acquisitions or investments and no portion of the net proceeds from our initial public offering has been allocated for any specific transaction. Until the net proceeds are used, they will be placed in investments that do not produce significant income or that may lose value.
Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over our affairs.
          Our executive officers, current directors and holders of five percent or more of our common stock hold approximately 40.1% of our outstanding common stock. Consequently, these stockholders will likely continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.
We will incur increased costs as a public company which may make it more difficult to achieve profitability.
          We are subject to the reporting obligations set forth in the Securities Exchange Act of 1934, as amended. As a public company, we will incur significant legal, accounting, insurance, investor relations and other expenses that we did not incur as a private company. The disclosures that we will be required to make will generally involve a substantial expenditure of financial resources. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, or SEC, and the NASDAQ Capital Market have required changes in corporate governance practices of public companies. We expect that full compliance with these new rules and regulations will significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, in connection with becoming a reporting company, we have created additional board committees and will be required to adopt and maintain policies regarding internal controls and disclosure controls and procedures. We plan to retain a consultant to assist us in developing our internal controls to comply with regulatory requirements and may have to retain additional consultants and employees to assist us with other aspects of complying with regulatory requirements applicable to public companies. Such additional reporting and compliance costs may negatively impact our financial results and may make it more difficult to achieve profitability. The rules and regulations imposed by the SEC and as implemented under the Sarbanes-Oxley Act may also make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. To the extent our earnings suffer as a result of the financial impact of our SEC reporting or compliance costs, our business could be harmed.
We expect the price of our common stock to be volatile, and purchasers of our common stock could incur substantial losses.
          Our stock price is likely to be volatile. The stock markets in general and the market for small health care companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the initial public offering price. The price for our common stock may be influenced by many factors, including:
• announcements of technological innovations or new products by us or our competitors;
• announcements of the status of FDA review of our products;
• the success rate of our discovery efforts, animal studies and clinical trials;

• developments or disputes concerning patents or proprietary rights, including announcements of infringement, interference or other litigation regarding these rights;
• the willingness of collaborators to commercialize our products and the timing of commercialization;
• changes in our strategic relationships which adversely affect our ability to acquire or commercialize products;
• announcements concerning our competitors or the health care industry in general;
• public concerns over the safety of our products or our competitors’ products;
• changes in governmental regulation of the health care industry;
• changes in the reimbursement policies of third-party insurance companies or government agencies;
• actual or anticipated fluctuations in our operating results from period to period;
• variations in our quarterly results;
• changes in financial estimates or recommendations by securities analysts;
• changes in accounting principles; and
• the loss of any of our key scientific or management personnel.
          A decline in the market price of our common stock could cause investors to lose some or all of their investment and may adversely impact our ability to attract and retain employees and raise capital. In addition, shareholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management.
A significant portion of our outstanding common stock may be sold into the market in the near future. Substantial sales of common stock, or the perception that such sales are likely to occur, could cause the price of our common stock to decline.
          If our existing stockholders sell a large number of shares of common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of the shares sold in the IPO are freely tradable without restriction or further registration under the federal securities laws, unless purchased by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933. An aggregate of approximately 7.0 million shares of our common stock outstanding may also be sold pursuant to Rules 144, 144(k) and 701, subject to the expiration of lock-up agreements. Lock-up agreements covering approximately 6.0 million of these shares expire in January 2008, and lock-up agreements covering the remaining approximately 1.0 million shares expire in July 2008.
          In addition, holders of an aggregate of approximately 6.1 million shares of common stock and warrants to purchase an aggregate of approximately 1.0 million shares of common stock have rights with respect to the registration of their shares of common stock with the SEC. If we register their shares of common stock following the expiration of the lock-up agreements, they can immediately sell those shares in the public market.
If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.
          Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have not undertaken any efforts to develop a sophisticated financial reporting system. Section 404 of the Sarbanes-Oxley Act of 2002 will require us, beginning with our fiscal year 2008, to evaluate and report on our internal controls over financial reporting and will require our independent registered public accounting firm annually issue their own opinion on our internal control over financial reporting. Because we operated as a private company until July 2007, we have limited experience attempting to comply with public company obligations, including Section 404 of the Sarbanes-Oxley Act. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not previously undertaken any efforts to comply with the requirements of Section 404. We plan to retain a consultant to assist us in developing our internal controls to comply with regulatory requirements and may be required to retain additional consultants or employees to assist us with other aspects of complying with regulatory requirements applicable to public companies in the future. The implementation of compliance efforts with Section 404 will be challenging in the face of our planned rapid growth to support our operations as well as the establishment of infrastructure to support our commercial operations. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for listing on the NASDAQ Capital Market and the inability of registered broker-dealers to make a market in our common stock.
Anti-takeover defenses that we have in place could prevent or frustrate attempts to change our direction or management.
          Provisions of our amended and restated certificate of incorporation and bylaws and applicable provisions of Delaware law may make it more difficult or impossible for a third party to acquire control of us without the approval of our board of directors. These provisions:
• limit who may call a special meeting of stockholders;
• establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on at stockholder meetings;
• prohibit cumulative voting in the election of our directors, which would otherwise permit holders of less than a majority of our outstanding shares to elect directors;
• prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and
• provide our board of directors the ability to designate the terms of and issue new series of preferred stock without stockholder approval.
          In addition, Section 203 of the Delaware General Corporation Law generally prohibits us from engaging in any business combination with certain persons who own 15% or more of our outstanding voting stock or any of our associates or affiliates who at any time in the past three years have owned 15% or more of our outstanding voting stock. These provisions may have the effect of entrenching our management team and may deprive investors of the opportunity to sell their shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.
We may become involved in securities class action litigation that could divert management’s attention and harm our business.
          The stock market in general, and the NASDAQ Capital Market and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and health care industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future, regardless of the merits. Litigation often is expensive and diverts management’s attention and resources, which could materially harm our financial condition and results of operations.
We do not intend to pay cash dividends on our common stock in the foreseeable future.
          We have never declared or paid any cash dividends on our common stock or other securities, and we currently do not anticipate paying any cash dividends in the foreseeable future. Instruments governing any future indebtedness may also contain various covenants that would limit our ability to pay dividends. Accordingly, our stockholders will not realize a return on their investment unless the trading price of our common stock appreciates. Our common stock may not appreciate in value and may not even maintain the price at which investors purchased shares.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          Use of Proceeds
          Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-142646) that was declared effective by the Securities and Exchange Commission on July 25, 2007, which registered an aggregate of 3,450,000 shares of our common stock. On July 31, 2007, 3,000,000 shares of common stock were sold on our behalf at an initial public offering price of $5.00 per share, for aggregate gross offering proceeds of $15.0 million, managed by Maxim Group LLC as sole bookrunner and I-Bankers Securities, Inc. as co-manager. The underwriters have until September 8, 2007 to exercise an over-allotment option to purchase the additional 450,000 shares of our common stock. As of the date of this report the underwriters have not exercised the over-allotment option.
          We paid to the underwriters underwriting discounts totaling approximately $1.05 million in connection with the offering. In addition, we incurred additional costs of approximately $1.6 million in connection with the offering, which when added to the underwriting discounts paid by us, amounts to total expenses of approximately $2.65 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $12.3 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
          As of August 29, 2007, we had invested the $12.3 million in net proceeds from the offering in short-term, interest-bearing, investment-grade securities. Through August 29, 2007, we have not used the net proceeds from the offering. We plan to utilize the net proceeds from the offering in the following manner:
•	to fund development activities in our SonoLysis programs in ischemic stroke , including a Phase I/II clinical trial for SonoLysis+tPA therapy, preclinical safety studies for our SonoLysis therapy, and manufacturing, additional personnel and material costs related to these development programs;

•	to fund Abbokinase commercialization, including sales and marketing costs, medical affairs activities, continuation of our ongoing product stability studies and related regulatory matters, product storage and labeling, continuation of our ongoing 200-patient immunogenicity study, rebranding, additional personnel and exploring the regulatory and commercial feasibility of manufacturing additional Abbokinase inventory;

•	to fund research and preclinical development activities of our SonoLysis programs for additional indications, as well as our NanO2 and other microbubble technologies; and

•	for working capital and general corporate purposes.
The amounts we actually expend in these areas may vary significantly from our expectations and will depend on a number of factors, including developments relating to scientific, regulatory, competitive and partnering matters. A portion of the net proceeds may be used to partially repay our $15.0 million secured non-recourse promissory note maturing in December 2007, which would be reduced to approximately $11.9 million as of June 30, 2007, including accrued interest at the rate of 6% per annum, after applying the escrowed funds associated with our Abbokinase sales through June 30, 2007, if we are unable to secure additional significant sales of Abbokinase to our third party distributors or to refinance the promissory note with Abbott Laboratories. We will use a portion of the net proceeds from the IPO to repay the promissory note only if, at the time of such repayment, we anticipate sales of Abbokinase sufficient to replenish our cash resources so as not to affect our planned expenditures under our then-current operating plan. Additionally, a portion of the net proceeds may be used to acquire or invest in complementary businesses, technologies, services or products. We nave no current plans, agreements or commitments with respect to any such material acquisition or investment, and we are not currently engaged in any negotiations with respect to any such transaction.
Item 4. Submission of Matters to a Vote of Security Holders.
          On April 30, 2007 the company held its Annual Meeting of Stockholders. The following proposal was the only matter submitted for approval at the meeting:

Proposal 1: To elect the following slate of individuals to serve as the directors of the company until the next annual meeting of stockholders or until each person’s successor is duly qualified and elected:

Nominees	For	Withheld
Richard Otto	3,447,058	1,562,071
Richard Love	4,924,243	84,886
Thomas W. Pew	4,868,236	140,018
Philip Ranker	4,872,622	136,517
James M. Strickland	4,872,622	136,517
Evan C. Unger*	4,911,117	97,137
Bradford Zakes	4,872,611	136,517

*	Dr. Unger subsequently resigned from the Company’s Board of Directors in May 2007.
     In May 2007, the following groups of our stockholders acted by less-than-unanimous written consent to approve the following actions in connection with our IPO:
•	The holders of at least (i) a majority of the outstanding shares of the company’s voting capital stock (voting together as a single class on an as-if-converted to common stock basis), (ii) a majority of the outstanding shares of Series B preferred stock, (iii) a majority of the outstanding shares of Series C preferred stock, (iv) seventy-five percent (75%) of the outstanding shares of Series A preferred stock, Series D preferred stock and Series F preferred stock (voting together as a single class on an as-if-converted to common stock basis), and (v) sixty-six and two-thirds percent (66-2/3%) of the outstanding shares of Series E preferred stock approved:
▪	The adoption of a Certificate of Amendment to the company’s Certificate of Incorporation to implement a one-for-three reverse stock split of our outstanding common stock;

▪	The adoption of our Fifth Amended and Restated Certificate of Incorporation, which, among other things, authorized 100,000,000 shares of common stock and eliminated certain series of existing preferred stock and implemented certain stockholder protection measures, including the authorization of up to 5,000,000 shares of undesignated preferred stock, to become effective upon the closing of our IPO; and

▪	The adoption of our 2007 Performance Incentive Award Plan to become effective upon the signing of the underwriting agreement in connection with our IPO.
•	The holders of at least 75% of the company’s common stock issuable upon conversion of the outstanding shares of the company’s Series A preferred stock, Series D preferred stock and Series F preferred stock (voting together as a single class on an as-if-converted to common stock basis) approved:
▪	The filing of a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) registering the company’s initial public offering of shares of its common stock; and

▪	The appointment of Bradford A. Zakes as a director of the company and the waiver of protective provisions and notice requirements applicable in connection with such appointment.
•	The holders of at least 75% of the company’s common stock issuable upon conversion of the outstanding shares of the company’s Series A preferred stock, Series B preferred stock, Series C preferred stock, Series D preferred stock and Series F preferred stock (voting together as a single class on an as-if-converted to common stock basis) approved:
▪	The waiver of the thirty (30) day prior notice requirement of the company’s intention to file a registration statement with the SEC;

▪	The waiver of any notice requirements, rights of first offer and preemptive rights triggered in connection with the issuance of certain warrants to purchase shares of the company’s common stock.
•	The holders of (i) at least seventy-five percent (75%) of the company’s outstanding Series A Preferred Stock and Series D Preferred Stock (voting together as a single class on an as-if-converted to Common Stock basis);

(ii) at least a majority of the outstanding shares of Series F Preferred Stock; and (iii) at least fifty percent (50%) of the outstanding Series E Preferred Stock approved:
▪	The waiver of anti-dilution adjustments triggered by the issuance of the shares of common stock in the company’s IPO and the issuance of certain warrants to purchase common stock of the company from the holders of the company’s Series A, Series C, Series D, Series E and Series F preferred stock.
Item 6. Exhibits.

Exhibit
Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMARX THERAPEUTICS, INC.
Date: August 29, 2007	By:	/s/ Bradford A. Zakes
Bradford A. Zakes,
President and Chief Executive Officer (Principal Executive Officer)

Date: August 29, 2007	By:	/s/ Greg Cobb
Greg Cobb,
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer