Form 10-Q
period 2007-09-30
IMARX THERAPEUTICS INC
filed 2007-11-08
CIK 1123695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number 001-33043

ImaRx Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	86-0974730 (I.R.S. Employer Identification No.)

1635 East 18th Street, Tucson, AZ (Address of Principal Executive Offices)	85719-6803 (Zip Code)
(520) 770-1259
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at November 5, 2007

Common Stock $0.0001 par value	10,046,683

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
ImaRx Therapeutics, Inc.
Consolidated Balance Sheets

	September 30	December 31
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,039,567	$4,256,399
Restricted cash	4,764,264	—
Accounts receivable, net	491,645	575,610
Inventory	11,308,937	16,059,730
Inventory subject to return	3,471,775	445,245
Prepaid expenses and other	595,773	539,048

Total current assets	36,671,961	21,876,032
Long-term assets:
Property and equipment, net	1,176,278	916,966
Intangible assets, net	1,808,333	2,500,000

Total assets	$39,656,572	$25,292,998

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,086,042	$1,413,032
Accrued expenses	916,166	850,846
Accrued chargebacks and administrative fees	2,377,716	384,664
Deferred revenue	6,698,647	955,263
Notes payable	16,290,000	15,615,000

Total current liabilities	27,368,571	19,218,805
Other long-term liability	—	218,856

Total liabilities	27,368,571	19,437,661
Redeemable convertible preferred stock:
Series A 8% Redeemable Convertible Preferred Shares, $.0001 par, no shares authorized, issued, or outstanding at September 30, 2007 and 2,302,053 shares authorized and 2,291,144 shares issued and outstanding at December 31, 2006 at carrying value including accrued dividends	—	9,328,747
Series B 7% Mandatorily Redeemable Convertible Preferred Shares, $.0001 par, no shares authorized, issued, or outstanding at September 30, 2007 and 593,266 shares authorized, issued and outstanding at December 31, 2006	—	9,491,622
Series C Mandatorily Redeemable Convertible Preferred Shares, $.0001 par, no shares authorized, issued, or outstanding at September 30, 2007 and 285,714 shares authorized, issued and outstanding at December 31, 2006	—	1,945,563
Series D 8% Redeemable Convertible Preferred Shares, $.0001 par, no shares authorized, issued, or outstanding at September 30, 2007 and 438,232 shares authorized, issued and outstanding at December 31, 2006 at carrying value including accrued dividends	—	1,562,007
Series F 8% Redeemable Convertible Preferred Shares, $.0001 par, no shares authorized, issued, or outstanding at September 30, 2007 and 4,000,000 shares authorized and 2,835,000 shares issued and outstanding at December 31, 2006 at carrying value including accrued dividends	—	13,535,559

Total redeemable convertible preferred stock	—	35,863,498
Stockholders’ equity (deficit):
Series E Redeemable Convertible Preferred Shares, $.0001 par:
No shares authorized, issued, or outstanding at September 30, 2007 and 1,000,000 shares authorized, issued and outstanding at December 31, 2006	—	4,000,000
Common stock, $.0001 par:
100,000,000 shares authorized, 10,046,683 shares issued and outstanding at September 30, 2007 (unaudited) and 70,000,000 shares authorized, 2,606,739 shares issued and outstanding at December 31, 2006	1,003	260
Additional paid-in capital	91,255,885	28,619,883
Accumulated deficit	(78,968,887)	(62,628,304)

Total stockholders’ equity (deficit)	12,288,001	(30,008,161)

Total liabilities and stockholders’ equity (deficit)	$39,656,572	$25,292,998

See accompanying notes.

ImaRx Therapeutics, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues:
Product sales, net	$2,291,225	$—	$5,368,837	$—
Research and development	58,160	192,840	340,810	621,601

Total operating revenue	2,349,385	192,840	5,709,647	621,601
Costs and expenses:
Cost of product sales	1,108,606	—	2,528,518	—
Research and development	2,140,353	2,418,415	5,282,894	6,493,461
General and administrative	1,800,528	1,408,409	4,382,447	4,782,545

Total cost and expenses	5,049,487	3,826,824	12,193,859	11,276,006

Operating loss	(2,700,102)	(3,633,984)	(6,484,212)	(10,654,405)
Interest and other income, net	258,834	101,842	389,482	317,638
Interest expense	(225,000)	(450,000)	(675,000)	(1,065,000)
Gain on extinguishment of debt	—	—	218,856	—

Net loss	(2,666,268)	(3,982,142)	(6,550,874)	(11,401,767)

Deemed dividend from beneficial conversion feature for Series F redeemable convertible preferred stock	(13,841,471)	—	(13,841,471)	—
Accretion of dividends on preferred stock	—	(425,617)	(867,232)	(725,847)
Reversal of accretion of dividends on preferred stock not paid	4,918,994	—	4,918,994	—

Net loss attributed to common stockholders	$(11,588,745)	$(4,407,759)	$(16,340,583)	$(12,127,614)

Net loss per share:
— Basic and diluted	$(1.43)	$(1.69)	$(3.66)	$(4.67)

Shares used in computing net loss per share:
— Basic and diluted	8,105,910	2,605,897	4,460,148	2,597,238

See accompanying notes.

ImaRx Therapeutics, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
	2007	2006
Operating activities
Net loss	$(6,550,874)	$(11,401,767)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	899,609	692,350
Stock-based compensation	378,600	668,050
Restricted stock compensation	192,501	—
Warrant amortization expense	—	173,909
Gain on extinguishments of debt	(218,856)	—
Loss on sale of property and equipment	—	3,215
Changes in operating assets and liabilities:
Inventory	4,750,793	(4,184,110)
Inventory subject to return	(3,026,530)	—
Accounts receivable	83,965	—
Prepaid expenses and other	(56,725)	(208,997)
Accounts payable	(326,990)	294,517
Accrued expenses and other liabilities	2,733,372	1,326,324
Deferred revenue	5,743,384	—

Net cash provided by (used in) operating activities	4,602,249	(12,636,509)
Investing activities
Purchase of property and equipment	(467,254)	(322,115)
Purchase of intangibles	—	(825,000)

Net cash used in investing activities	(467,254)	(1,147,115)
Financing activities
Deferred financing costs	—	(1,539,120)
Increase in restricted cash for note payable	(4,764,264)	—
Proceeds from issuance of common stock	12,412,437	56,101
Net proceeds from issuance of preferred stock	—	12,968,559

Net cash provided by financing activities	7,648,173	11,485,540

Net increase in cash and cash equivalents	11,783,168	(2,298,084)
Cash and cash equivalents at the beginning of the period	4,256,399	8,513,387

Cash and cash equivalents at the end of the period	$16,039,567	$6,215,303

Supplemental Schedule of Noncash Investing and Financing Activities:
Accretion of undeclared dividends on Series A/D/F redeemable convertible preferred stock	$867,232	$725,847
Reversal of accretion of undeclared dividends on Series A/D/F redeemable convertible preferred stock not paid	(4,918,994)	—
Deemed dividend from beneficial conversion feature for Series F redeemable convertible preferred stock	13,841,471	—
Conversion of convertible preferred stock to common stock upon initial public offering	40,730,730	—
Fair value of stock warrants issued in connection with Company’s initial public offering	1,179,616	—
Fair value of stock warrants issued for consulting services and placement agreement amendment	—	173,909
Note issued for acquisition of technology and related inventory and intangibles	—	15,000,000
See accompanying notes.

ImaRx Therapeutics, Inc.
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)
1. Nature of Business
ImaRx Therapeutics, Inc. (the Company or ImaRx) is a biopharmaceutical company focused on developing and commercializing therapies for vascular disorders. The Company has devoted substantially all of its efforts towards the research and development of its product candidates and the commercialization of its currently marketed product, Abbokinase®.
2. Basis of Presentation
The Company has prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The results of operation for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be reported for the year ended December 31, 2007 or any other future interim period. The accompanying unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Company’s Registration Statement on Form S-1 (as amended), which was declared effective by the Securities and Exchange Commission (the “SEC”) on July 25, 2007.
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
3. Reclassifications
Certain prior period amounts have been reclassified to the extent deemed necessary in order to conform to the current period presentation.
4. Recently Issued Accounting Pronouncements
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements, but may change current practice for some entities. SFAS 157 is effective for fiscal years beginning after December 15, 2006. The adoption of SFAS No. 157 had no material effect on the Company’s financial position or results of operations.

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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial position or results of operations.
5. Restricted Cash
Restricted cash consists of cash pledged as repayment of debt to secure the guarantees described in Note 11.
6. Inventory and Inventory Subject to Return
Inventory is comprised of finished goods and is stated at the lower of cost or market value. Inventory subject to return is comprised of finished goods, stated at the lower of cost or market value, and represents the amount of inventory that has been sold to wholesale distributors. When product is sold by the wholesale distributor to a hospital or other health care provider, a reduction in this account occurs and cost of sales is recorded.
Abbokinase® (urokinase) is the Company’s only commercially available FDA approved product. Abbokinase is a thrombolytic or clot-dissolving agent approved for the treatment of acute massive pulmonary embolism. As of September 30, 2007, approximately 29% of the vials in inventory or approximately $4.2 million in inventory value, are labeled and will expire at various times up to August 2009. The remaining approximately 71% of the vials held by the Company in inventory or approximately $10.6 million in inventory value, are unlabeled and based on current stability data are not saleable after October 2007.
The Company has an ongoing stability program to support expiration date extensions for the unlabeled vials. The Company believes that recent results from its ongoing stability program support extending the expiration dates of its unlabeled inventory to between July and September 2009. The Company expects to submit a lot release request for inventory to be labeled with the new expiration dates in the fourth quarter 2007 and receive lot release approval from the FDA by the first quarter of 2008. If the Company is successful in extending the expiration dates of its unlabeled inventory, the Company intends to continue the stability program after the first quarter of 2008 to potentially enable further expiration extensions for unlabeled vials of inventory.
The Company periodically reviews the composition of inventory in order to identify obsolete, slow-moving or otherwise un-saleable inventory. The Company will write down inventory for estimated obsolete or un-saleable inventory in an amount equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.

7. Revenue Recognition
Revenue from product sales is recognized pursuant to Staff Bulletin No. 104 (SAB 104), Revenue Recognition in Financial Statements. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured. The Company applies SFAS No. 48, Revenue Recognition When the Right of Return Exists, which amongst other criteria requires that future returns can be reasonably estimated in order to recognize revenue. The amount of future returns is uncertain due to the lack of returns history data. Due to the uncertainty of returns, the Company is accounting for these product shipments to wholesale distributors using a deferred revenue recognition model. Under the deferred revenue model, the Company does not recognize revenue upon product shipment to wholesale distributors; therefore, recognition of revenue is deferred until the product is sold by the wholesale distributor to a hospital or other health care providers expected to be the end user. The Company’s returns policy allows end users to return product within 12 months after expiration, but current practice by wholesalers and end users is a “just in time” purchasing methodology, meaning that the product is purchased on an as-needed basis, typically on a daily or weekly basis. Although the product was previously marketed by Abbott Laboratories, the Company was unable to obtain historical returns data for the product from Abbott Laboratories at the time of its acquisition of Abbokinase. Based on input from the Company’s wholesalers, current purchasing practices and the estimated amount of product in the channel, the Company anticipates immaterial product returns from hospitals.
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
8. Stock-Based Compensation
The Company maintains performance incentive plans under which incentive and non-qualified stock options are granted primarily to employees and non-employee directors. Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, SFAS No. 123, Accounting for Stock Based Compensation, and related interpretations. Effective January 1, 2006, the Company adopted SFAS 123R, requiring measurement of the cost of employee services received in exchange for all equity awards granted, based on the fair market value of the award as of the grant date. Under this standard, the fair value of each employee stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006

Expected dividend yield	0.00%	0.00%
Expected stock price volatility	75.0%	75.0%
Risk free interest rate	4.77%	4.92%
Expected life of option	7 years	7 years
The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The Company uses guideline companies to determine volatility. The expected life of the stock options is based on historical data and future expectations. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the Company’s stock options.

Stock Options
The Company has two equity incentive plans; the 2000 Stock Plan (“2000 Plan”) and the 2007 Performance Incentive Plan (“2007 Plan”). The 2000 Stock Plan was terminated immediately following the closing of the Company’s initial public offering on July 31, 2007. No additional grants will be issued from the 2000 Stock Plan. The 2007 Plan became effective July 25, 2007, the effective date of the Company’s initial public offering.
A summary of activity under the Company’s stock plans is as follows:

			Weighted-	Weighted-Average
		Exercise Price	Average	Remaining	Aggregate
	Options	Per Share	Exercise Price	Contractual Term	Intrinsic Value
Balance at December 31, 2006	630,351	$2.50-30.00	$18.15
Granted	317,155	3.81-5.00	4.73
Exercised	(315)	2.50	2.50
Canceled	(157,991)	2.50-27.50	15.07

Outstanding at September 30, 2007	789,200	$2.50-30.00	$13.39	8.23	$266,933

Options exercisable at September 30, 2007	535,378	$2.50-30.00	$17.47	7.42	$266,933

Restricted Stock Awards
On July 31, 2007, the board of directors was issued a total of 38,500 shares of restricted stock at a grant date fair value of $5.00 per share for services previously rendered for the board. The expense was recorded in the consolidated statement of operations under general and administrative expense.
9. Stockholder’s Equity (Deficit)
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
Initial Public Offering
On July 25, 2007, 3,000,000 shares of common stock were sold on the Company’s behalf at an initial public offering price of $5.00 per share, resulting in aggregate cash proceeds of approximately $12.4 million, net of underwriting discounts and commissions and offering expenses or $11.2 million including the noncash fair value of warrants issued in connection with the Company’s IPO. Upon the completion of the Company’s initial public offering in July 2007, all of the Company’s previously outstanding preferred shares converted into an aggregate of 4,401,129 shares of the Company’s common stock and all accrued dividends have been extinguished. These shares combined with 2,607,054 shares of common stock outstanding immediately before the initial public offering and the 3,000,000 shares sold in the initial public offering resulted in the Company having 10,008,183 shares of common stock outstanding upon completion of the initial public offering in July 2007.
The per share conversion rate of Series F preferred stock (Series F) was variable and was determined by dividing $5.00 by the lesser of (a) $25.00 (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares) or (b) 85% of the price per share paid in an initial public offering. The price per share of the initial public offering was $5.00, therefore, the holders of the Series F have converted to shares of common stock at a rate of 1.176 per share of Series F. The beneficial conversion is contemplated by EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. In the three months ended September 30, 2007, a deemed dividend on the conversion of preferred stock of $13.8 million was recorded on the Company’s consolidated statement of operations. The exchange of common shares of stock for shares of Series F preferred stock resulted in the issuance of 2,768,294 shares of the Company’s common stock on July 25, 2007.

10. Net Loss per Share
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

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Net loss attributed to common stockholders	$(11,588,745)	$(4,407,759)	$(16,340,583)	$(12,127,614)
Basic and diluted weighted average shares outstanding	8,105,910	2,605,897	4,460,148	2,597,238

Net loss per share:
— Basic and diluted	($1.43)	($1.69)	($3.66)	($4.67)

The following potential common shares have been excluded from the computation of diluted net loss per share since their effect would be antidilutive in each of the loss periods presented:

	Three and Nine Months Ended
	September 30,
	2007	2006
Convertible preferred stock	—	4,401,129
Stock options	789,200	1,804,103
Warrants	1,023,913	352,324
11. Asset Acquisition
In April 2006, the Company acquired from Abbott Laboratories the assets related to Abbokinase, including the remaining inventory of finished product, all regulatory and clinical documentation, validated cell lines, and intellectual property rights, including trade secrets and know-how relating to the manufacture of urokinase using the tissue culture method, for a total purchase price of $20,000,000. The purchase price is comprised of $5,000,000 in cash and a $15,000,000 secured promissory note. The original due date of the note was December 31, 2007 and is now March 31, 2008 (See Note 13). The Note accrues interest at 6% annually and is secured by the Company’s right, title and interest in the purchased assets. The purchase of these assets did not constitute the purchase of a business as defined in EITF No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, since no employees, equipment, manufacturing facilities or arrangements, or sales and marketing organization were included in the transaction. Since the purchase was not a business, the purchase price has been allocated based upon fair value assessments as follows: inventory $16,700,000, Abbokinase trade name $500,000 and other identifiable intangibles $2,800,000. The Company commenced selling Abbokinase in October 2006. Of the total number of vials of Abbokinase inventory that the Company acquired from Abbott, it is estimated that 28% of such vials will not be sold and, consequently, these vials are carried with no book value assigned. Under the purchase agreement, after the Company has received cash proceeds of $5,000,000 from the sale of Abbokinase, the Company is required to deposit 50% of the cash received from sales of Abbokinase into an escrow account securing the repayment of the $15,000,000 promissory note (See Note 4). If the promissory note is not repaid by its maturity date, Abbott has the right to the amount held in the escrow account and to reclaim any remaining inventory of Abbokinase and related rights.
12. Segment Information
The Company is engaged in the discovery, developing and commercializing therapies for vascular disorders. The Company has only one reportable segment and, therefore, all segment-related financial information required by Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, is included in the consolidated financial statement. The reportable segment reflects the Company’s structure, reporting responsibilities to the chief executive officer and the nature of the products under development.

13. Subsequent Events
On October 25, 2007, the Company signed a Note Extension and Amendment Agreement with Abbott Laboratories and the escrow agent. In this Agreement, Abbott Laboratories agreed to extend the due date of the note described in Note 11 to March 31, 2008, and the Company instructed the escrow agent to transfer the funds held in escrow of approximately $4.8 million to Abbott Laboratories in payment of accrued interest through the transaction date of approximately $1.4 million and principal of approximately $3.4 million. The principal amount outstanding on the note upon completion of this transaction is approximately $11.6 million.
The Company has an ongoing stability program to support expiration date extensions for its unlabeled vials of Abbokinase inventory. The Company believes that recent results from its ongoing stability program support extending the expiration dates of its unlabeled inventory to between July and September 2009. The Company expects to submit to the FDA a lot release request for inventory to be labeled with the new expiration dates in the fourth quarter 2007 and receive lot release approval from the FDA by the first quarter of 2008. If the Company is successful in extending the expiration dates of its unlabeled inventory, the Company intends to continue the stability program after the first quarter of 2008 to potentially enable further expiration extensions for unlabeled vials of inventory.

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
Our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to all such reports are available, free of charge, on our Internet website under “Investors—Financial Information,” as soon as reasonably practicable after we file electronically such reports with, or furnish such reports to, the SEC. Our Internet website address is http://www.imarx.com. Information on our website does not constitute a part of this Quarterly Report on Form 10-Q. As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company,” and “ImaRx” refer to ImaRx Therapeutics, Inc., a Delaware corporation, and its subsidiaries
Overview
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
We were organized as an Arizona limited liability company on October 7, 1999, which was our date of inception for accounting purposes. We were subsequently converted to an Arizona corporation on January 12, 2000, and then reincorporated as a Delaware corporation on June 23, 2000. As of September 30, 2007, we had received aggregate net proceeds of approximately $14.4 million from sales of our commercial product Abbokinase to our wholesalers and customers, and we had deposited approximately $4.8 million in escrow as security for the payment of our $15.0 million non-recourse promissory note due in December 2007. From our inception through September 30, 2007, we accumulated a deficit from operations of approximately $79.0 million. We have funded our operations to date primarily through our initial registered public offering of shares of our common stock, private placements of our preferred and common stock as well as the sale of convertible notes, sales of Abbokinase and the receipt of government grants. Through September 30, 2007, we had received net proceeds of approximately $58.0 million from the issuance of shares of our preferred and common stock and convertible notes.
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
In September 2005, we acquired the technology and development assets of Abbott Laboratories relating to two recombinant thrombolytic drug candidates. Since they had not yet received FDA approval and presented no alternative future use, we determined these technologies did not meet established guidelines for technological feasibility sufficiently to be recorded as assets. As a result, the full purchase price consideration of $24.0 million was recorded as acquired in-process research and development expense for the year ended December 31, 2005. In December 2006, we chose not to pursue further development and commercialization of these technologies because we were unable to obtain adequate financing to repay the $15.0 million non-recourse note due December 31, 2006, that we had issued to Abbott Laboratories as partial consideration for the acquisition of these technologies or to pay the costs of such further development and commercialization. Following that decision, Abbott Laboratories repossessed the assets in accordance with its security interest and forgave the debt. As a result, we realized a gain of $16.1 million in December 2006 relating to extinguishment of the non-recourse note and accrued interest. We incurred approximately $0.5 million in research and development costs on these products before deciding not to pursue them further.

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
We completed an initial public offering in July 2007. On July 25, 2007, 3,000,000 shares of common stock were sold on our behalf at a price of $5.00 per share, resulting in aggregate proceeds of approximately $12.4 million, net of underwriting discounts and commissions and offering expenses or $11.2 million as adjusted by the noncash fair value of warrants issued in connection with the Company’s IPO.
Product Sales, Research and Development Revenue
We have generated only a limited amount of revenue to date, primarily by providing research services for projects funded under various government grants and from Abbokinase sales. We commenced sales of Abbokinase in October 2006 and anticipate that we will generate additional revenue from sales of Abbokinase. However, any such revenue is difficult to predict as to both timing and amount, may not be achieved in any consistent or predictable pattern, and in any case will not be sufficient to prevent us from incurring continued and increasing losses from our development and other activities. Additionally, wholesalers and hospitals may return outdated, short dated or damaged Abbokinase product that is in its original, unopened cartons and received by us prior to 12 months past the expiration date. We have a limited product returns history, therefore we recognize revenue only after inventory has shipped from a wholesaler to a hospital. As of September 30, 2007, we had received aggregate net proceeds of approximately $14.4 million from sales of Abbokinase to our wholesalers and customers, and we had deposited approximately $4.8 million into an escrow account as security for repayment of our $15.0 million promissory note due in December 2007. On October 25, 2007, we signed a Note Extension and Amendment Agreement with Abbott Laboratories and the escrow agent. In this Agreement, Abbott Laboratories agreed to extend the due date of the note to March 31, 2008, and we instructed the escrow agent to transfer the funds held in escrow of approximately $4.8 million to Abbott Laboratories in payment of accrued interest through the transaction date of approximately $1.4 million and principal of approximately $3.4 million. The principal amount outstanding on the note upon completion of this transaction is approximately $11.6 million.
The vials of Abbokinase that we sold have expiration dates ranging from December 2008 to August 2009. We did not request a lot release for or sell any vials of Abbokinase that expire between August and October 2007 because we do not believe the vials would have been sold by the wholesalers and used by hospitals prior to such expiration dates. We have received the results from our ongoing Abbokinase stability program that we believe demonstrate that our inventory is within the specifications previously approved by the FDA and that these results will be sufficient to extend the expiration dates of our unlabeled inventory to between July and September 2009. We expect to submit a lot release request for inventory to be labeled with the new expiration dates in the fourth quarter 2007 and receive lot release approval from the FDA by the first quarter of 2008. If we are successful in extending the expiration dates of our unlabeled inventory, we intend to continue the stability program after the first quarter of 2008 to potentially enable further expiration extensions for unlabeled vials of inventory.
All product sales recorded relate to sales of Abbokinase in the United States, which we commenced in October 2006. Due to the lack of returns history, we currently account for these product shipments using a deferred revenue recognition model. We do not recognize revenue upon product shipment to a wholesaler but rather, we defer the recognition of revenue until the right of return no longer exists or when the product is sold to the end user hospital as is stipulated by SFAS No. 48, Revenue Recognition When the Right of Return Exists. We record product sales net of chargebacks, distributor fees, discounts paid to wholesalers, and administrative fees paid to Group Purchasing Organizations (GPOs). The allowances are based on historical information and other pertinent data. As of September 30, 2007, we had deferred revenue of approximately $6.7 million.
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

Research and Development Expenses
We classify our research and development expenses into four categories of activity, namely, research, development, clinical and regulatory. To date, our research and development efforts have been focused primarily on product candidates from our microbubble technology program. We expect our research and development expenses to increase with the planned continuation of clinical trials for our SonoLysisTM product candidates. Clinical development timelines, likelihood of commercialization and associated costs are uncertain and therefore vary widely. We anticipate determining which research and development projects to pursue as well as the level of funding available for each project based on the scientific and clinical results of each product candidate.
At this time, due to the risks inherent in the clinical trial process and the related regulatory process, our development completion dates and costs vary significantly for each product candidate and are very difficult to estimate. The lengthy process of seeking regulatory approvals and the subsequent compliance with applicable regulations require the expenditure of substantial additional resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals for our product candidates could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations. We cannot be certain when, if ever, any cash flows from our current product candidates will commence. We do not expect any of our product candidates to be commercially available in major markets before 2011.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related expenses and other costs and fees associated with our general corporate activities, such as sales and marketing, administrative support, business development, intellectual property protection, public reporting and corporate compliance, as well as a portion of our overhead expenses. Our selling expenses have increased and may continue to increase as we expand our infrastructure to support increased commercialization efforts relating to Abbokinase. We have incurred and will continue to incur additional expenses in the areas of legal, accounting and corporate governance as a public reporting company. These include costs associated with tax return preparations, accounting support services, Sarbanes-Oxley compliance expenses, filing annual and quarterly reports with the SEC, directors’ fees, directors’ and officers’ insurance, listing and transfer agent fees, and investor relations expenses.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and our reported revenue and expenses. Significant management judgment is required to make estimates in relation to on-going clinical trial costs and previous costs associated with transitioning to a public reporting company. We evaluate our estimates, and judgments related to these estimates, on an ongoing basis. We base our estimates of the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. There has been no significant change in our critical accounting policies or estimates from those policies or estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on May 4, 2007.
Inventory
Inventory is comprised of finished goods and is stated at the lower of cost or market value. Abbokinase is the Company’s only commercially available FDA approved product. Abbokinase is a thrombolytic or clot-dissolving agent approved for the treatment of acute massive pulmonary embolism. Cost was determined as a result of the purchase price allocation from the acquisition of Abbokinase from Abbott Laboratories in 2006. We periodically review the composition of inventory in order to identify obsolete, slow-moving or otherwise un-saleable inventory. We will provide a valuation reserve for estimated obsolete or un-saleable inventory in an amount equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. As of September 30, 2007, approximately 29% of the vials in inventory or approximately $4.2 million in inventory value, are labeled and will expire at various times up to August 2009. The remaining approximately 71% of the vials held by us in inventory or approximately $10.6 million in inventory value, are unlabeled and based on current stability data are not saleable after October 2007.

We have an ongoing stability program to support expiration date extensions for the unlabeled vials. We believe that recent results from our ongoing stability program support extending the expiration dates of our unlabeled inventory to between July and September 2009. We expect to submit a lot release request for inventory to be labeled with the new expiration dates in the fourth quarter 2007 and receive lot release approval from the FDA by the first quarter of 2008. If we are successful in extending the expiration dates of its unlabeled inventory, we intend to continue the stability program after the first quarter of 2008 to potentially enable further expiration extensions for unlabeled vials of inventory.
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
Deferred Tax Asset Valuation Allowance
Our estimate of the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about our future operating results. Our ability to realize the deferred tax assets depends on our future taxable income as well as limitations on utilization. A deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of our operating results on which the establishment of a valuation allowance are based involve significant estimates regarding future demand for our products, competitive conditions, product development efforts, approvals of regulatory agencies and product cost. We have recorded a full valuation allowance on our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of net operating loss carry forwards and research and development tax credits. Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income.
We adopted the Financial Accounting Standards Board’s interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not to be sustained by the taxing authority. The adoption of FIN 48 had no effect on our consolidated financial position or results of operations.
Revenue Recognition
We provide research services under certain grant agreements, including federal grants from the National Institutes of Health. We recognize revenue for these research services as the services are performed. Revenue from grants is recognized over the contractual period of the related award.
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
Pursuant to SFAS 123R, our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, and future forfeitures. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. Because we completed our IPO on July 31, 2007, there is no historical information available to support our estimate of certain assumptions required to value our stock options. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. We have limited historical information on our stock price volatility. In accordance with the implementation guidance in SFAS 123R, we have therefore calculated expected volatility based on the average volatilities of similar companies that are transitioning from newly public to more mature companies with more stock price history. For purposes of identifying similar entities, we have considered factors such as industry, company age, stage of life cycle, and size. The expected term of options granted represents the periods of time that options granted are expected to be outstanding. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, historical data demonstrates that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. When establishing an estimate of the expected term of an award, we have elected to use the simplified method of determining expected term as permitted by SEC Staff Accounting Bulletin 107. As a result of using estimates, when factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to estimate the value of share-based awards granted in future periods.
Results of Operations
Three Months Ended September 30, 2006 Compared to 2007
Product Sales, Research and Development Revenue. Our revenue-producing activities during the third quarter of 2006 and 2007 consisted of sales of Abbokinase which commenced in October 2006, and services provided under research grants and contracts. Our total revenues increased from approximately $0.2 million in the third quarter of 2006 to approximately $2.3 million in the third quarter of 2007, primarily as a result of our commencement of sales of Abbokinase which accounted for approximately $2.3 million of our revenue in the third quarter of 2007.
Cost of Product Sales. Cost of product sales was approximately $1.1 million in the third quarter of 2007. There was no cost of product sales for the third quarter of 2006 as we acquired the commercial product in April 2006 and commenced sales in October 2006. The cost of product sales includes the price paid to acquire the asset as well as labeling costs that are directly incurred in bringing the product to market.
Research and Development Expenses. Research and development expenses decreased from approximately $2.4 million to approximately $2.1 million in the third quarter of 2006 and 2007, respectively. This decrease was principally a result of decreased outside contract work performed on grants and pre-clinical studies as well as a decrease in staff and consulting expenses, partially offset by increased clinical trial expenses.

General and Administrative Expenses. General and administrative expenses increased from approximately $1.4 million to approximately $1.8 million in the third quarter of 2006 and 2007, respectively. This increase was principally a result of an increase in SFAS 123R related expense, increased fees to the board of directors and restricted stock issued to the board of directors upon the IPO and increased administrative staff expenses.
Interest and Other Income. Interest and other income was approximately $0.1 million in the third quarter 2006 and approximately $0.3 million in the third quarter 2007. The increase is due to the increase in the cash balance from the proceeds of our IPO.
Interest Expense. Interest expense decreased from approximately $0.5 million to approximately $0.2 million in the third quarter of 2006 and 2007, respectively. This decrease was due to the interest accrued in 2006 on both a note payable issued in September 2005 and a second note payable issued in April 2006. The note payable issued in 2005, plus interest, was extinguished in December 2006, so no interest on this note accrued in 2007.
Nine Months Ended September 30, 2006 Compared to 2007
Product Sales, Research and Development Revenue. Our revenue-producing activities during the nine month periods ending September 30, 2006 and 2007 consisted of sales of Abbokinase which commenced in October 2006, and services provided under research grants and contracts. Our total revenues increased from approximately $0.6 million for the nine month period ended September 30, 2006 to approximately $5.7 million for the same period in 2007, primarily as a result of our commencement of sales of Abbokinase which accounted for approximately $5.4 million of our revenue in 2007. Our grant and other revenue decreased from approximately $0.6 million for the nine month period ended September 30, 2006 to approximately $0.3 million for the same period in 2007, primarily due to the completion of work under a grant in the second quarter of 2007.
Cost of Product Sales. Cost of product sales was approximately $2.5 million for the nine month period ended September 30, 2007. There was no cost of product sales for the same period in 2006 as we acquired our commercialized product in April 2006 and did not commence product sales until October 2006. The cost of product sales includes the price paid to acquire the asset as well as labeling costs that are directly incurred in bringing the product to market.
Research and Development Expenses. Research and development expenses decreased from approximately $6.5 million for the nine month period ended September 30, 2006 to approximately $5.3 million for the same period in 2007. This decrease was principally a result of reduced headcount and third party service costs and other expenses related to our refined focus on development of our SonoLysis programs and the removal of expenses associated with the recombinant thrombolytic drug assets that we decided to relinquish to Abbott Laboratories in December 2006, partially offset by increased clinical trial expenses.
General and Administrative Expenses. General and administrative expenses decreased from approximately $4.8 million for the nine month period ended September 30, 2006 to approximately $4.4 million for the same period in 2007. This decrease was principally a result of our legal and consulting expenses that were capitalized upon the completion of the IPO in 2007 but were expensed after the unsuccessful IPO attempt in 2006, as well as performing more services in-house, partially offset by increase in SFAS 123R related expense, increased fees to the board of directors and restricted stock issued to the board of directors upon the IPO and increased administrative staff expenses.
Interest and Other Income. Interest and other income increased from approximately $0.3 million for the nine month period ended September 30, 2006 to approximately $0.4 million for the same period in 2007, as a result of a higher cash balance primarily from the proceeds of our IPO.
Interest Expense. Interest expense decreased from approximately $1.1 million for the nine month period ended September 30, 2006 to approximately $0.7 million for the same period in 2007. This decrease was due to the interest accrued in 2006 on both a note payable issued in September 2005 and a second note payable issued in April 2006. The note payable issued in 2005, plus interest, was extinguished in December 2006, so no interest on this note accrued in 2007.

Liquidity and Capital Resources
Sources of Liquidity
We have incurred losses since our inception. At September 30, 2007 we had an accumulated deficit of approximately $79.0 million. We have historically financed our operations principally through the public offering and private placement of shares of our common and preferred stock and convertible notes, government grants, and, more recently, product sales, which commenced in October 2006. During the years ended December 31, 2004, 2005 and 2006, we received net proceeds of approximately $5.0 million, $17.9 million, $13.0 million, respectively, from the issuance of shares of our common and preferred stock and convertible notes. These amounts do not include the $15.0 million secured non-recourse note and $4.0 million of Series E preferred stock that we issued as partial consideration for an acquisition of recombinant thrombolytic drug technologies in September 2005, or the $15.0 million secured non-recourse note that we issued to acquire Abbokinase and related assets in April 2006. At September 30, 2007, we had approximately $16.0 million in cash and cash equivalents.
On July 25, 2007, 3,000,000 shares of common stock were sold on the Company’s behalf at an initial public offering price of $5.00 per share, resulting in aggregate proceeds of approximately $12.4 million, net of underwriting discounts commissions and offering expenses or $11.2 million as adjusted by the noncash fair value of warrants issued by the Company upon the IPO. Upon the completion of the Company’s initial public offering in July 2007, all of the Company’s previously outstanding preferred shares converted into an aggregate of 4,401,129 shares of the Company’s common stock.
In April 2006, we acquired from Abbott Laboratories the assets related to Abbokinase, including the remaining inventory of finished product, all regulatory and clinical documentation, validated cell lines, and intellectual property rights, including trade secrets and know-how relating to the manufacture of urokinase using the tissue culture method.
We commenced selling Abbokinase in October 2006. In April 2007, we sold a total of approximately $9.0 million of Abbokinase, net of discounts and fees, to two of our primary wholesalers. These vials have expiration dates ranging from December 2008 to August 2009. We expect that these orders will reduce Abbokinase sales to these wholesalers in the near term. As of September 30, 2007, we had received aggregate net proceeds of approximately $14.4 million from sales of Abbokinase to our wholesalers and customers, of which approximately $4.8 million has been placed into an escrow account as security for repayment of our $15.0 million non-recourse promissory note payable to Abbott Laboratories, which will mature on December 31, 2007. On October 25, 2007, we signed a Note Extension and Amendment Agreement with Abbott Laboratories and the escrow agent. In this Agreement, Abbott Laboratories agreed to extend the due date of the note to March 31, 2008, and we instructed the escrow agent to transfer the funds held in escrow of approximately $4.8 million to Abbott Laboratories in payment of accrued interest through the transaction date of approximately $1.4 million and principal of approximately $3.4 million. The principal amount outstanding on the note upon completion of this transaction is approximately $11.6 million. In addition, we are required to place 50% of the proceeds from all future sales of Abbokinase into the escrow account as required by our escrow agreement with Abbott Laboratories until the $11.6 million note is repaid.
The exact timing and amount of future sales of Abbokinase will depend on a number of external factors, such as our ability to obtain an extension of the expiration dates for the bulk of our Abbokinase inventory beyond October 2007, our ability to establish additional sales relationships with current customers for that product, inventory levels of the wholesalers that are currently stocking the product, and other competitive and regulatory factors. Based on current stability data as of September 30, 2007, approximately 71% of our inventory of vials of Abbokinase that we expect hospitals to purchase will expire between August and October 2007. All of these vials are currently unlabeled and therefore eligible for expiration date extension. The remaining vials of Abbokinase that we expect hospitals to purchase are labeled with expiration dates between December 2008 and August 2009. We are not permitted to sell these vials after expiration. We have an ongoing stability program to support expiration date extensions for the unlabeled vials. We believe the recent results from our ongoing stability program support extending the expiration dates of our unlabeled inventory to between July and September 2009. Once labeled, we cannot extend the expiration date of the vials labeled. If the FDA objects to the methods or results of the stability testing program, we estimate that approximately 71% of our vials of Abbokinase that we expect hospitals to purchase, or approximately $10.6 million in inventory value out of the total of approximately $14.8 million carried at September 30, 2007, is at risk of being written off. Based on the testing to date, which has shown that the product changes very little from year to year, we believe it is probable that the stability data will support extension of the inventory expiration dates, that we will be able to sell this inventory and that we will recover the cost of this inventory. We expect to submit a lot release request for inventory to be labeled with the new expiration dates in the fourth quarter 2007 and receive lot release approval from the FDA by the first quarter of 2008.

If we are successful in extending the expiration dates of our unlabeled inventory, we intend to continue the stability program after the first quarter of 2008 to potentially enable further expiration extensions for unlabeled vials of inventory. If the expiration dates of this inventory are extended we will need to re-brand the remaining inventory because our license to use the Abbokinase trademark does not extend beyond the current inventory expiration dates.
We accounted for the Abbokinase transaction as an acquisition of assets with a purchase price of $20.0 million rather than as an acquisition of a business. We arrived at this conclusion because no employees, equipment, manufacturing facilities or arrangements or sales and marketing organization were included in this transaction, The purchase price has been allocated to the assets acquired based upon the fair value assessments. We allocated the $20.0 million purchase price for Abbokinase as follows:

Asset	Estimated Value
Inventory	$16.7 million
Abbokinase trade name	$0.5 million
Other identifiable intangibles	$2.8 million
The anticipated carrying value of the inventory does not include a reserve for excess inventory. We anticipate that hospitals will not purchase approximately 29% of the total number of vials of Abbokinase inventory that we acquired from Abbott Laboratories, and, consequently, these vials are carried with zero book value assigned, in effect creating a valuation allowance. We anticipate that these vials will not be sold for a variety of reasons, including expiration of vials that are labeled with a fixed expiration date prior to sale, potential future competition from new products entering the market, and use of some of the vials for our own research purposes. Of the remaining vials of Abbokinase that we expect hospitals to purchase and that are held in inventory either by us or by our wholesalers, a value of approximately $14.8 million as of September 30, 2007, approximately 29% of these vials, or approximately $4.2 million in inventory value, is available for sale without risk of being written off and approximately 71% of these vials, or approximately $10.6 million in inventory value, is available for sale but may be at risk of being written off. We estimate that the remaining vials with zero inventory value will not be sold. The estimated useful life of the Abbokinase trade name is one year, and the estimated useful life of the other identifiable intangibles is four years from May 2006. While we intend to investigate the requirements for us to manufacture Abbokinase, we currently have no plans to manufacture Abbokinase in the near term. Not manufacturing Abbokinase reduces the period of benefit for the intangible assets to the Company to four years from May 2006, which is directly related to the years of inventory supply.
Cash Flows
Net Cash Used in or Provided by Operating Activities. Net cash used in operating activities was approximately $12.6 million for the nine months ended September 30, 2006, whereas the net cash provided by operating activities was approximately $4.6 million for the equivalent period in 2007. The net cash used in the nine months ended September 30, 2006 primarily reflects the net loss as well as the purchase of Abbokinase inventory, offset in part by depreciation, amortization of warrant expense, stock-based compensation and changes in working capital. The net cash provided by operating activities in the nine months ended September 30, 2007 primarily reflects the increase from sales of Abbokinase, changes in working capital, depreciation, amortization, and stock-based compensation offset in part by the net loss.
Net Cash Used in Investing Activities. Net cash used in investing activities was approximately $1.1 million and approximately $0.5 million for the nine months ended September 30, 2006 and 2007, respectively. Net cash used in investing activities primarily reflects purchases of property and equipment, including manufacturing, information technology, laboratory and office equipment, and with respect to the nine months ended September 30, 2006 also includes the purchase of intangibles as part of the Abbokinase acquisition.
Net Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $11.5 million for the nine months ended September 30, 2006 and approximately $7.6 million for the same period in 2007. Net cash provided by financing activities for the nine months ended September 30, 2006 was primarily attributable to the issuance of Series F preferred stock totaling approximately $13.0 million net of issuance costs, partially offset by deferred financing costs of approximately $1.5 million. Net cash provided by financing activities for the nine months ended September 30, 2007 was primarily attributable to the initial public offering in July offset by approximately $4.8 million in cash deposited in the escrow account as required by our escrow agreement with Abbott Laboratories until the $15.0 million note is repaid.

Operating Capital and Capital Expenditure Requirements
Based on our existing liquid assets, including the proceeds of our sales of Abbokinase and proceeds of the IPO, we believe we have sufficient capital to meet our anticipated cash requirements at least until the third quarter of 2008, assuming sales of Abbokinase are sufficient to repay the $11.6 million nonrecourse note due March 31, 2008 or we are able to refinance this note. As of September 30, 2007, we had received aggregate net proceeds of approximately $14.4 million from sales of Abbokinase to our wholesalers and customers, of which approximately $4.8 million has been paid to Abbott Laboratories. These vials have expiration dates ranging from December 2008 to August 2009.
Our ability to refinance, or repay our $11.6 million secured non-recourse note due to Abbott Laboratories on March 31, 2008, utilizing sales of Abbokinase, is our most significant near term financing requirement. Our ability to fund the repayment of the note as well as fund our other business activities will, however, depend on numerous factors, including:
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
Until we can consistently generate significant cash from our sales of Abbokinase and other operations, we expect to continue to fund our operations primarily from the proceeds of offerings of our equity securities, including proceeds from the IPO, from revenue or payments received under collaborations, grants, and possibly from debt financing. We may not be successful in obtaining such additional proceeds or revenue. We cannot be sure that our existing cash and cash equivalents will be adequate, or that additional financing will be available when needed, or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Having insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Failure to obtain adequate financing may also adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders will likely result. If we raise additional funds by incurring debt obligations, the terms of the debt will likely involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
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

Item 4. Controls and Procedures.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
As of the date of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.
Item 1A. Risk Factors.
The following information sets forth material changes from the risk factors we previously disclosed in our Quarterly Report on Form 10-Q for the second quarter 2007. These risks, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks including those previously disclosed in our filings with the SEC as well as those not presently known to us or those that we currently deem immaterial, may also affect our business operations.
Risks Relating to Our Business
Unless we are able to generate sufficient product or other revenue, we will continue to incur losses from operations and may never achieve or maintain profitability.
We have a history of net losses and negative cash flow from operations since inception. As of September 30, 2007, we had received aggregate net proceeds of approximately $14.4 million from sales of our commercial product Abbokinase to our wholesalers and customers and have funded our operations primarily from private and public sales of our securities. Net losses attributable to common stockholders for the fiscal years ended December 31, 2004, 2005, and 2006 were approximately $6.0 million, $28.5 million, and $1.9 million, respectively, and for the nine months ended September 30, 2006 and 2007 we had net losses attributable to common stockholders of approximately $12.1 million and $16.3 million, respectively. At September 30, 2007, we had an accumulated deficit of approximately $79.0 million. Except for Abbokinase, which is approved and marketed for the treatment of acute massive pulmonary embolism and which we acquired from Abbott Laboratories in April 2006, we do not have regulatory approval for any of our product candidates. Even if we receive regulatory approval for any product candidates, sales of such products may not generate sufficient revenue for us to achieve or maintain profitability.
Our ability to generate revenue depends on a number of factors, including our ability to:
•	market and sell our sole commercial product, Abbokinase, or any of our product candidates if we ever obtain regulatory approval for their sale;

•	obtain regulatory approval for SonoLysis+tPA therapy, SonoLysis therapy and other product candidates;

•	obtain commercial quantities of our products after approval at acceptable cost levels; and

•	enter into strategic partnerships for some of our product candidates.

We anticipate that our expenses will increase substantially in the next several years as a result of:
•	research and development programs, including significant requirements for clinical trials, preclinical testing, contract manufacturing, and potential regulatory submissions;

•	developing additional infrastructure and hiring additional management and other employees to support the anticipated growth of our development and regulatory activities;

•	regulatory submissions and commercialization activities;

•	additional costs for intellectual property protection and enforcement; and

•	expenses as a result of being a public company.
Because of the numerous risks and uncertainties associated with developing and commercializing our potential products, we may experience larger than expected future losses and may never become profitable.
Our product candidates may never achieve market acceptance.
We cannot be certain that our products will achieve any degree of market acceptance among physicians and other health care providers and payors, even if necessary regulatory approvals are obtained. We believe that recommendations by physicians and other health care providers and payors will be essential for market acceptance of our products, and we cannot be certain we will ever receive any positive recommendations or reimbursement. Recently, the labels of certain microbubbles currently being commercialized as a contrast agent for use in echocardiography were revised by the FDA to include a black-box warning with respect to certain serious cardiopulmonary reactions, including fatalities observed when the bubbles were administered during echocardiography. One of the microbubbles marketed under the brand name Definity® is similar in composition to the MRX-801 microbubble we are currently testing in our Phase I/II Tucson clinical trial. As a result, our MRX-801 microbubble, if approved, may receive a black-box label as well which could negatively impact use of our product by physicians and may require us to conduct additional clinical tests which would increase our development costs and may delay commercialization of our product. Physicians will not recommend our products unless they conclude, based upon clinical data and other factors, that our products are safe and effective. We are unable to predict whether any of our product candidates will ever achieve market acceptance, either in the U.S. or internationally. A number of factors may limit the market acceptance of our products, including:
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
A small number of key officers and members of our professional staff are responsible for certain critical areas of our business, such as product research and development, clinical trials, regulatory affairs, manufacturing, intellectual property protection and licensing. The services provided by our key personnel, including: Bradford A. Zakes, our President and Chief Executive Officer; Rajan Ramaswami, our Vice President, Product Development; Garen Manvelian, our Vice President Clinical and Chief Medical Officer; Lynne Weissberger, our Vice President, Regulatory Affairs, Quality Assurance and Regulatory Compliance; and Reena Zutshi, our Vice President, Operations, would be difficult to replace. All of our employees are employed at will. Our business and future operating results also depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, regulatory, sales and support personnel for our operations, and competition for such personnel is intense. We cannot be certain that our key executive officers and scientific staff members will remain with us or that we will be able to attract or retain such personnel. If we are unable to retain and continue to attract qualified management and technical staff, this could significantly delay and may prevent the achievement of our research, development and business objectives. We do not maintain key-person life insurance on the lives of any of our executive officers or scientific staff and we do not intend to secure any key-person life insurance.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
During the period beginning July 1, 2007 and ending September 30, 2007, we sold the following securities that were not registered under the Securities Act:
1.	On July 31, 2007, we granted stock options to certain employees under our 2000 Stock Plan covering an aggregate of 233,321 shares of common stock, at an exercise price of $5.00 per share.

2.	On July 31, 2007, we granted 38,500 shares of restricted stock to certain current and former directors under our 2000 Stock Plan for services previously rendered on our board.

3.	On July 31, 2007, in connection with the underwriting agreement for our initial public offering completed on July 31, 2007, we issued Maxim Group LLC a warrant to purchase 175,000 shares of common stock, at an exercise price of $5.75 per share.

4.	On July 31, 2007, in connection with an agreement with a placement agent related to prior exempt offers and sales of our securities, we issued warrants to purchase 496,589 shares of common stock to certain stockholders, at an exercise price of $5.75 per share.

5.	On September 7, 2007, we granted stock options to our chief executive officer, chief financial officer, and certain other employees under our 2007 Performance Incentive Plan covering an aggregate of 53,834 shares of common stock, at an exercise price of $4.05 per share.

6.	On September 10, 2007, we granted stock options to our chief medical officer under our 2007 Performance Incentive Plan covering an aggregate of 30,000 shares of common stock, at an exercise price of $3.81 per share.
The issuances of securities described in items (1) through (6) above were exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of the securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. We intend to file a registration statement on Form S-8 covering all of the shares of common stock issuable upon exercise of options granted pursuant to our 2000 Stock Plan and our 2007 Performance Incentive Plan.
No underwriters were used in connection with the foregoing issuances of securities.

Use of Proceeds
Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-142646), which was declared effective by the Securities and Exchange Commission on July 25, 2007.
We received net proceeds of $12.4 million from the offering. As of September 30, 2007, we had invested $12.4 million of the net proceeds from the offering in short-term, interest-bearing, investment-grade securities and have not used any of the net proceeds to date. We expect to use the offering proceeds in the following manner:
•	to fund development activities in our SonoLysis programs in ischemic stroke;

•	to fund Abbokinase commercialization activities;

•	to fund research and preclinical development activities; and

•	working capital and other general corporate purposes.
The amounts we actually expend in these areas may vary significantly from our expectations and will depend on a number of factors, including actual results of our clinical trials, operating costs, capital expenditures.
Item 5. Other Information.
In October 2007 we entered into a research collaboration with Royal Philips Electronics to evaluate Philips ultrasound technology as part of our SonoLysis drug development program. Under the agreement, Philips’ Medical Systems division will provide ultrasound devices and technical assistance to us during laboratory and preclinical studies. The objective of the collaboration is to determine the optimal ultrasound parameters to use with our proprietary MRX-801 microbubble technology. The agreement includes a mutual exclusivity clause during the term of the collaboration. Following completion of the research program, there is an exclusive negotiation period to discuss future development and commercialization of the technology developed under the collaboration.
Item 6. Exhibits.
(a) Exhibits:

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

IMARX THERAPEUTICS, INC.
Date: November 8, 2007	By:	/s/ Bradford A. Zakes
Bradford A. Zakes,
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2007	By:	/s/ Greg Cobb
Greg Cobb,
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer