Form 10-K/A
period 2007-12-31
IMARX THERAPEUTICS INC
filed 2008-04-03
CIK 1123695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note
ImaRx Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) on form 10-K/A to amend the Company’s Form 10-K for the fiscal year ended December 31, 2007 (the “Original Report”) in order to (i) reflect that the provision for deferred federal and state income taxes should have been zero for each of the years ended December 31, 2005, 2006 and 2007 in Note 3 to the Company’s Consolidated Financial Statements; (ii) reflect the fact that the basic and diluted net loss attributable to common shareholders should have been $0.22 for the quarter ended December 31, 2007 in Note 14 to the Company’s Consolidated Financial Statements; and (iii) to reflect the offset to the increase in research and development expenses related to the Phase I/II clinical trial as $0.7 million in the Results of Operations of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Research and Development Expenses. Research and development expenses decreased from $9.1 million in 2006 to $7.4 million in 2007. This decrease was principally a result of our focus on development of our more advanced SonoLysis programs and a reduction in early stage research activities, that resulted in a reduction in headcount of $0.8 million and third party consulting expenses of $0.9 million and the elimination of expenses associated with the recombinant thrombolytic drug assets that were relinquished to Abbott Laboratories in December 2006, offset partially by an increase in clinical trial costs related to our Phase I/II clinical trial of $0.7 million incurred in 2007. We have concluded the Phase I/II clinical trial in patients with ischemic stroke and we are currently exploring strategic alternatives to continue the development of our SonoLysis program. We will not incur significant expenses in this program until a strategic alternative is identified. To this effect, in February 2008, we notified approximately 20 employees, approximately 60% of our workforce, that their employment would be terminated unless we were successful in securing an alternative funding source for the SonoLysis program. As of March 27, 2008, eight of those notified employees have left the employ of the Company.

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
(2) The information for financial statement schedules has been omitted since they are not applicable.
(b) Exhibits

			Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of the registrant		S-1	3.1	333-142646	5/4/2007

3.2	Amendment to Certificate of Incorporation of the registrant to effect a six-for-ten reverse stock split		S-1	3.2	333-142646	5/4/2007

3.3	Second Amendment to Certificate of Incorporation of the registrant to effect a one-for-three reverse stock split		S-1	3.3	333-142646	5/4/2007

3.4	Amended and Restated Certificate of Incorporation of the registrant		S-1	3.4	333-142646	5/4/2007

3.5	Bylaws of the registrant, as amended		S-1	3.5	333-142646	5/4/2007

3.6	Amended and Restated Bylaws of the registrant		S-1	3.6	333-142646	5/4/2007

4.1	Specimen certificate evidencing shares of common stock		S-1	4.1	333-142646	5/4/2007

10.1 *	Form of Indemnification Agreement entered into between the registrant and each of its directors and officers		S-1	10.1	333-142646	5/4/2007

			Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

10.2	Second Amended and Restated Investors’ Rights Agreement, dated April 14, 2006, by and among the registrant and certain stockholders		S-1	10.2	333-142646	5/4/2007

10.3*	2000 Stock Plan and related agreements		S-1	10.3	333-142646	5/4/2007

10.4*	2007 Performance Incentive Plan and related agreements		S-1	10.4	333-142646	5/4/2007

10.5*	Bonus Plan		S-1	10.5	333-142646	5/4/2007

10.6	License Agreement, dated January 4, 2005, between the registrant and Dr. med. Reinhard Schlief		S-1	10.6	333-142646	5/4/2007

10.7	Exclusive Sublicense Agreement, dated October 10, 2003, between the registrant and UNEMED Corporation		S-1	10.7	333-142646	5/4/2007

10.8	Assignment, Assumption and License Agreement, dated October 7, 1999, between the registrant and Bristol-Myers Squibb Medical Imaging, Inc. (as successor to DuPont Contrast Imaging, Inc.) dated October 7, 1999, and amendments thereto		S-1	10.8	333-142646	5/4/2007

10.9	License Agreement, dated February 10, 2006, between the registrant and the University of Arkansas for Medical Sciences		S-1	10.9	333-142646	5/4/2007

10.10	Asset Purchase Agreement, dated April 10, 2006, between the registrant and Abbott Laboratories, and amendments thereto		S-1	10.10	333-142646	5/4/2007

10.11	Escrow Agreement, dated April 14, 2006, between the registrant and Abbott Laboratories		S-1	10.11	333-142646	5/4/2007

10.12	Inventory Trademark License Agreement, dated April 14, 2006, between the registrant and Abbott Laboratories		S-1	10.12	333-142646	5/4/2007

10.13	Security Agreement, dated April 14, 2006, between the registrant and Abbott Laboratories		S-1	10.13	333-142646	5/4/2007

10.14	Secured Promissory Note, dated April 14, 2006, between the registrant and Abbott Laboratories		S-1	10.14	333-142646	5/4/2007

10.15	Second Amended Executive Employment Agreement, dated May 15, 2006, between the registrant and Evan C. Unger		S-1	10.15	333-142646	5/4/2007

			Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

10.16	Consulting Agreement, dated October 20, 2006, between the registrant and Evan C. Unger		S-1	10.16	333-142646	5/4/2007

10.17	Confidential Separation Agreement and Mutual General Release of All Claims, dated November 28, 2006, between the registrant and Evan C. Unger		S-1	10.17	333-142646	5/4/2007

10.18*	Consulting Agreement, dated April 11, 2005, between the registrant and Greg Cobb		S-1	10.18	333-142646	5/4/2007

10.19*	Amended Executive Employment Agreement, dated February 1, 2007, between the registrant and Greg Cobb		S-1	10.19	333-142646	5/4/2007

10.20*	Amended Executive Employment Agreement, dated February 1, 2007, between the registrant and Bradford A. Zakes		S-1	10.20	333-142646	5/4/2007

10.21	Agreement, dated March 31, 2006, by and among the registrant, John A. Moore and Edson Moore Healthcare Ventures		S-1	10.21	333-142646	5/4/2007

10.22	Subscription Agreement and Investor Questionnaire, dated March 2004, between the registrant and each of the signatory investors, offering price $2.00 per share		S-1	10.22	333-142646	5/4/2007

10.23	Subscription Agreement and Investor Questionnaire, dated December 2004, between the registrant and each of the signatory investors, offering price $3.00 per share		S-1	10.23	333-142646	5/4/2007

10.24	Subscription Agreement and Investor Questionnaire, dated September and October 2004, between the registrant and each of the signatory investors, offering price $4.00 per share		S-1	10.24	333-142646	5/4/2007

10.25	Commercial Lease — Triple Net, dated November 1, 2002, between the registrant and ImaRx Investments L.L.C.		S-1	10.25	333-142646	5/4/2007

10.26	Standard Commercial — Industrial Lease, dated December 30, 1997, between the registrant and Tucson Tech Park and addenda thereto		S-1	10.26	333-142646	5/4/2007

			Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

10.27	Note Extension and Amendment Agreement, dated October 25, 2007, between the registrant and Abbott Laboratories		8-K	10.1	001-33043	10/26/2007

10.28*	Amendment No. 2 to Executive Employment Agreement dated as of January 1, 2008 by and between the Company and Bradford A. Zakes		8-K	10.1	001-33043	2/7/2008

10.29*	Amendment No. 2 to Executive Employment Agreement dated as of January 1, 2008 by and between the Company and Greg Cobb		8-K	10.2	001-33043	2/7/2008

10.30*	Executive Employment Agreement dated as of January 1, 2008 by and between the Company and Garen Manvelian		8-K	10.3	001-33043	2/7/2008

10.31*	Executive Employment Agreement dated as of January 1, 2008 by and between the Company and Kevin Ontiveros		8-K	10.4	001-33043	2/7/2008

10.32	Commercial Lease — dated December 10, 2007, between the registrant and Cambric Partners		10-K	10.32	001-33043	3/31/2008

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney		10-K	24.1	001-33043	3/31/2008

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Denotes a compensatory plan, contract or arrangement, in which the Registrant’s directors or executive officers may participate.
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

April 3, 2008

Date

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

$1,633

Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2006	2007
	(in thousands)
Accrued compensation	$250	$528
Accrued contract services	176	181
Accrued severance	212	—
Other accrued expenses	213	128

	$851	$837

3. Income Taxes
The provision for income taxes consists of the following (in thousands):

Years Ended December 31,
	2005	2006	2007
(in thousands)
Current:
Federal	$—	$—	$—
State	—	—	—

Total current provision	—	—	—
Deferred:
Federal	—	—	—
State	—	—	—

Total deferred provision	—	—	—

Total tax provision	$—	$—	$—

A reconciliation of the U.S. federal statutory income tax rate to the effective rate follows.

	Years Ended December 31,
	2005	2006	2007
	(in thousands)
Tax benefit at statutory rate	$(9,245)	$(237)	$(2,980)
State taxes (net of federal benefit)	(1,328)	57	(328)
Net benefit from research and development credits	(129)	(23)	(547)
Stock compensation	—	118	96
Other, net	393	15	184
Valuation allowance	10,309	70	3,575

Tax benefit at statutory rate	$—	$—	$—

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
14. Selected Quarterly Financial Data (unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006 (in thousands, except for per share amounts):

	Quarters Ended
	March 31	June 30	September 30	December 31
2007
Revenues	$1,208	$2,153	$2,349	$2,650
Operating Expenses	3,422	3,723	5,049	4,835
Net loss	(2,398)	(1,487)	(2,666)	(2,185)

Net loss attributable to common stockholders	$(2,831)	$(1,921)	$(11,589)	$(2,213)
Basic and diluted net loss attributable to common shareholders	$(1.09)	$(0.74)	$(1.43)	$(0.22)

2006
Revenues	$177	$251	$193	$707
Operating Expenses	3,402	4,048	3,827	5,744
Net income (loss)	(3,345)	(4,075)	(3,982)	10,703

Net income (loss) attributable to common stockholders	$(3,495)	$(4,225)	$(4,408)	$10,262
Basic and diluted net income (loss) attributable to common shareholders	$(1.35)	$(1.62)	$(1.69)	$3.94
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

Exhibit Index

			Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of the registrant		S-1	3.1	333-142646	5/4/2007

3.2	Amendment to Certificate of Incorporation of the registrant to effect a six-for-ten reverse stock split		S-1	3.2	333-142646	5/4/2007

3.3	Second Amendment to Certificate of Incorporation of the registrant to effect a one-for-three reverse stock split		S-1	3.3	333-142646	5/4/2007

3.4	Amended and Restated Certificate of Incorporation of the registrant		S-1	3.4	333-142646	5/4/2007

3.5	Bylaws of the registrant, as amended		S-1	3.5	333-142646	5/4/2007

3.6	Amended and Restated Bylaws of the registrant		S-1	3.6	333-142646	5/4/2007

4.1	Specimen certificate evidencing shares of common stock		S-1	4.1	333-142646	5/4/2007

10.1*	Form of Indemnification Agreement entered into between the registrant and each of its directors and officers		S-1	10.1	333-142646	5/4/2007

10.2	Second Amended and Restated Investors’ Rights Agreement, dated April 14, 2006, by and among the registrant and certain stockholders		S-1	10.2	333-142646	5/4/2007

10.3*	2000 Stock Plan and related agreements		S-1	10.3	333-142646	5/4/2007

10.4*	2007 Performance Incentive Plan and related agreements		S-1	10.4	333-142646	5/4/2007

10.5*	Bonus Plan		S-1	10.5	333-142646	5/4/2007

10.6	License Agreement, dated January 4, 2005, between the registrant and Dr. med. Reinhard Schlief		S-1	10.6	333-142646	5/4/2007

10.7	Exclusive Sublicense Agreement, dated October 10, 2003, between the registrant and UNEMED Corporation		S-1	10.7	333-142646	5/4/2007

10.8	Assignment, Assumption and License Agreement, dated October 7, 1999, between the registrant and Bristol-Myers Squibb Medical Imaging, Inc. (as successor to DuPont Contrast Imaging, Inc.) dated October 7, 1999, and amendments thereto		S-1	10.8	333-142646	5/4/2007

Exhibit Index

			Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

10.9	License Agreement, dated February 10, 2006, between the registrant and the University of Arkansas for Medical Sciences		S-1	10.9	333-142646	5/4/2007

10.10	Asset Purchase Agreement, dated April 10, 2006, between the registrant and Abbott Laboratories, and amendments thereto		S-1	10.10	333-142646	5/4/2007

10.11	Escrow Agreement, dated April 14, 2006, between the registrant and Abbott Laboratories		S-1	10.11	333-142646	5/4/2007

10.12	Inventory Trademark License Agreement, dated April 14, 2006, between the registrant and Abbott Laboratories		S-1	10.12	333-142646	5/4/2007

10.13	Security Agreement, dated April 14, 2006, between the registrant and Abbott Laboratories		S-1	10.13	333-142646	5/4/2007

10.14	Secured Promissory Note, dated April 14, 2006, between the registrant and Abbott Laboratories		S-1	10.14	333-142646	5/4/2007

10.15	Second Amended Executive Employment Agreement, dated May 15, 2006, between the registrant and Evan C. Unger		S-1	10.15	333-142646	5/4/2007

10.16	Consulting Agreement, dated October 20, 2006, between the registrant and Evan C. Unger		S-1	10.16	333-142646	5/4/2007

10.17	Confidential Separation Agreement and Mutual General Release of All Claims, dated November 28, 2006, between the registrant and Evan C. Unger		S-1	10.17	333-142646	5/4/2007

10.18*	Consulting Agreement, dated April 11, 2005, between the registrant and Greg Cobb		S-1	10.18	333-142646	5/4/2007

10.19*	Amended Executive Employment Agreement, dated February 1, 2007, between the registrant and Greg Cobb		S-1	10.19	333-142646	5/4/2007

10.20*	Amended Executive Employment Agreement, dated February 1, 2007, between the registrant and Bradford A. Zakes		S-1	10.20	333-142646	5/4/2007

Exhibit Index

			Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

10.21	Agreement, dated March 31, 2006, by and among the registrant, John A. Moore and Edson Moore Healthcare Ventures		S-1	10.21	333-142646	5/4/2007

10.22	Subscription Agreement and Investor Questionnaire, dated March 2004, between the registrant and each of the signatory investors, offering price $2.00 per share		S-1	10.22	333-142646	5/4/2007

10.23	Subscription Agreement and Investor Questionnaire, dated December 2004, between the registrant and each of the signatory investors, offering price $3.00 per share		S-1	10.23	333-142646	5/4/2007

10.24	Subscription Agreement and Investor Questionnaire, dated September and October 2004, between the registrant and each of the signatory investors, offering price $4.00 per share		S-1	10.24	333-142646	5/4/2007

10.25	Commercial Lease — Triple Net, dated November 1, 2002, between the registrant and ImaRx Investments L.L.C.		S-1	10.25	333-142646	5/4/2007

10.26	Standard Commercial — Industrial Lease, dated December 30, 1997, between the registrant and Tucson Tech Park and addenda thereto		S-1	10.26	333-142646	5/4/2007

10.27	Note Extension and Amendment Agreement, dated October 25, 2007, between the registrant and Abbott Laboratories		8-K	10.1	001-33043	10/26/2007

10.28*	Amendment No. 2 to Executive Employment Agreement dated as of January 1, 2008 by and between the Company and Bradford A. Zakes		8-K	10.1	001-33043	2/7/2008

10.29*	Amendment No. 2 to Executive Employment Agreement dated as of January 1, 2008 by and between the Company and Greg Cobb		8-K	10.2	001-33043	2/7/2008

10.30*	Executive Employment Agreement dated as of January 1, 2008 by and between the Company and Garen Manvelian		8-K	10.3	001-33043	2/7/2008

Exhibit Index

Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

10.31*	Executive Employment Agreement dated as of January 1, 2008 by and between the Company and Kevin Ontiveros		8-K	10.4	001-33043	2/7/2008

10.32	Commercial Lease — dated December 10, 2007, between the registrant and Cambric Partners		10-K	10.32	001-33043	3/31/2008

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney		10-K	24.1	001-33043	3/31/2008

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X