Form 10-Q
period 2008-03-31
IMARX THERAPEUTICS INC
filed 2008-05-15
CIK 1123695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number 001-33043

ImaRx Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-0974730
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1730 East River Road, Suite 200, Tucson, AZ	85718-5893
(Address of Principal Executive Offices)	(Zip Code)
(520) 770-1259
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at May 12, 2008

Common Stock $0.0001 par value	10,046,683

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
ImaRx Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31	December 31
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$10,293	$12,861
Restricted cash	—	388
Accounts receivable, net	124	349
Inventory	10,791	11,138
Inventory subject to return	2,144	2,560
Prepaid expenses and other	320	589

Total current assets	23,672	27,885
Long-term assets:
Property and equipment, net	1,046	1,170
Intangible assets, net	1,459	1,633
Other	19	19

Total assets	$26,196	$30,707

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,213	$1,277
Accrued expenses	593	837
Accrued chargebacks and administrative fees	1,251	1,317
Deferred revenue	4,471	5,373
Notes payable	10,749	11,698
Other	40	—

Total current liabilities	18,317	20,502
Stockholders’ equity:
Common stock, $.0001 par:
100,000,000 shares authorized, 10,046,683 shares issued and outstanding at March 31, 2008 (unaudited) and December 31, 2007	1	1
Additional paid-in capital	91,590	91,386
Accumulated deficit	(83,712)	(81,182)

Total stockholders’ equity	7,879	10,205

Total liabilities and stockholders’ equity	$26,196	$30,707

See accompanying notes.

ImaRx Therapeutics, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended
	March 31
	2008	2007
	(Unaudited)
Revenues:
Product sales, net	$1,849	$1,086
Research and development	95	122

Total operating revenue	1,944	1,208
Costs and expenses:
Cost of product sales	834	461
Research and development	1,567	1,541
General and administrative	1,994	1,420

Total cost and expenses	4,395	3,422

Operating loss	(2,451)	(2,214)
Interest and other income, net	94	41
Interest expense	(173)	(225)

Net loss	(2,530)	(2,398)

Accretion of dividends on preferred stock	—	(433)

Net loss attributed to common stockholders	$(2,530)	$(2,831)

Net loss per share:
— Basic and diluted	$(0.25)	$(1.09)

Shares used in computing net loss per share:
— Basic and diluted	10,046,683	2,605,915

See accompanying notes.

ImaRx Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31
	2008	2007
	(Unaudited)
Operating activities
Net loss	$(2,530)	$(2,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	287	363
Stock-based compensation	205	163
Loss on sale of property and equipment	22	—
Changes in operating assets and liabilities:
Accounts receivable	225	514
Inventory	347	(355)
Inventory subject to return	416	12
Prepaid expenses and other	269	217
Accounts payable	(64)	(613)
Accrued expenses and other liabilities	(98)	1,290
Deferred revenue	(902)	(352)

Net cash used in operating activities	(1,823)	(1,159)
Investing activities
Purchase of property and equipment	(11)	(203)

Net cash used in investing activities	(11)	(203)
Financing activities
Deferred financing costs	—	(146)
Payment on note payable	(1,122)	—
Change in restricted cash	388	—

Net cash used in financing activities	(734)	(146)

Net decrease in cash and cash equivalents	(2,568)	(1,508)
Cash and cash equivalents at the beginning of the period	12,861	4,256

Cash and cash equivalents at the end of the period	$10,293	$2,748

Supplemental Schedule of Cash Flow Information
Cash paid for interest	$361	$—

Supplemental Schedule of Noncash Investing and Financing Activities:
Accretion of undeclared dividends on Series A/D/F redeemable convertible preferred stock	$—	$433

See accompanying notes.

ImaRx Therapeutics, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)
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
Basis of Presentation
Our ability to continue as a going concern depends on the successful future sales of the urokinase product acquired in 2006 and marketed under the name Abbokinase and re-branded under the name Kinlytic, and the commercialization or licensing of our technologies. We have had recurring losses, which have resulted in an accumulated deficit of $83.7 million at March 31, 2008. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot acquire additional financing.
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
Restricted Cash
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
Abbokinase (urokinase), rebranded under the name Kinlytic, is our only commercially available U.S. Food and Drug Administration, or FDA, approved product. Abbokinase is a thrombolytic or clot-dissolving agent approved for the treatment of acute massive pulmonary embolism or blood clots in the lungs. In the acquisition of Abbokinase, we received 111,000 vials that we determined could be sold and assigned a portion of the purchase price to these vials. We estimated that the remainder of the vials that we acquired from Abbott would not be sold and, consequently, these vials are carried with no book value assigned. As of March 31, 2008, $7.2 million of vial inventory was labeled and the remaining $5.7 million of vial inventory was unlabeled. Based on current stability data all vials are not saleable after September 2009.

We have an ongoing stability and release testing program to support expiration date extensions for the unlabeled vials. Under our agreement with Abbott Laboratories we are required to transfer the stability and release testing program from Abbott to another laboratory. The transfer of the stability and release testing program to the laboratory of a contract research organization, or CRO, has been completed and we have submitted to the FDA a “Changes Being Effected in 30 days” supplemental new drug application, or CBE-30, requesting approval for the transfer. Under the CBE-30, if the FDA does not object within 30 days of receiving the supplement and the supplement is filed, the requested change(s) may take effect. However, even if the 30 day period lapses without objection, under the Prescription Drug User Fee Act or PDUFA, the FDA must still take formal action to approve or not approve the application within 180 days of receipt of the submission. The 30 day period passed without an objection and our application was filed. We subsequently submitted to the FDA lot release requests for inventory to be labeled with the new expiration dating. In the first quarter of 2008 the FDA approved the lot release requests. We have now received formal action from the FDA that our request for approval of the transfer of the stability and release testing program from Abbott to the CRO is approvable. The FDA notified us that before our application may be approved, we must first revise our stability and release program to include additional assays that detect modified forms of the active pharmaceutical ingredient or API. The FDA further indicated that the lots it released during the first quarter of 2008 will need to be tested for sub-visible particulates prior to distribution to the general public. The FDA’s newly required tests are part of an FDA initiative to align stability programs for products, such as urokinase, with extended expiration dating to current FDA standards. We believe that we will be successful in implementing the required testing procedures into our program and that the results of such tests will support the approval of our application and the stability of our labeled and unlabeled vials in a timeframe that will not impact sales to our wholesale distributors. We intend to continue the stability program to potentially enable further expiration extensions for unlabeled vials of inventory.
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
Revenue Recognition
Revenue from product sales is recognized pursuant to SEC Staff Bulletin No. 104 (SAB 104), Revenue Recognition in Financial Statements. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured. We apply SFAS No. 48, Revenue Recognition When the Right of Return Exists, which amongst other criteria, requires that future returns be reasonably estimated in order to recognize revenue. The amount of future returns is uncertain due to the insufficiency of returns history data. Due to the uncertainty of returns from our wholesale distributors, we are accounting for product shipments to wholesale distributors using a deferred revenue recognition model. Under this model, we do not recognize revenue upon product shipment to wholesale distributors; therefore, recognition of revenue is deferred until the product is sold by the wholesale distributor to the end user. Our returns policy allows end users to return product within 12 months after expiration, but current practice by wholesale distributors and end users is generally a “just in time” purchasing methodology, meaning that the product is purchased by the end user on an as-needed basis, typically on a daily or weekly basis. Although the product was previously marketed by Abbott Laboratories, we were unable to obtain historical returns data for the product from Abbott Laboratories at the time of our acquisition of Abbokinase. Based on input from our wholesale distributors, current purchasing practices and the estimated amount of product in the channel, we anticipate immaterial product returns from end users.
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
Our top three customers accounted for 100% of our total gross revenue for the three months ended March 31, 2008. AmerisourceBergen accounted for 30%, Cardinal accounted for 41% and McKesson Corporation accounted for 29% of our first quarter revenues. Two customers, AmerisourceBergen and Cardinal, accounted for 71% and 29%, respectively, of our total gross product revenues for the three months ended March 31, 2007.
2. Recently Issued Accounting Pronouncements
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

3. Impact of Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and was adopted by us in the first quarter of 2008. The adoption of SFAS 157 did not have a material impact on our consolidated results of operations and financial condition.
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and was adopted by us in the first quarter of 2008. The adoption of SFAS 159 did not have a material impact on our consolidated results of operations and financial condition as the fair value option was not elected for any of our financial assets or financial liabilities.
In June 2007, the FASB ratified EITF Issue No. 07-3 (EITF No. 07-3), “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, which requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities to be deferred and capitalized. These amounts will be recognized as expense in the period that the related goods are delivered or the related services are performed. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007. We adopted the provisions of EITF No. 07-3 in the first quarter of 2008 and the adoption of EITF No. 07-3 did not have a material impact on our consolidated results of operations and financial condition.
4. Stock-Based Compensation
We maintain performance incentive plans under which incentive and non-qualified stock options are granted primarily to employees and non-employee directors. Under SFAS 123R, the fair value of each employee stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	85.01%	75.0%
Risk free interest rate	3.46%	4.56%
Expected life of option	7 years	7 years
The dividend yield assumption is based on our history and expectation of dividend payouts. We use guideline companies to determine volatility. The expected life of the stock options is based on simplified method which defines the life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The simplified method is permitted after December 31, 2007 under SEC Staff Accounting Bulletin No. 110 (SAB 110). We chose to continue using the simplified method because we have limited historical exercise data due to the limited amount of time in which our shares have been publicly traded to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options.

We have two equity incentive plans; the 2000 Stock Plan (“2000 Plan”) and the 2007 Performance Incentive Plan (“2007 Plan”). The 2000 Plan was terminated immediately following the closing of the initial public offering on July 31, 2007. No additional grants will be issued from the 2000 Plan; however, there are grants currently outstanding under this plan. The 2007 Plan became effective July 25, 2007, the effective date of the Company’s initial public offering. As of March 31, 2008, the total compensation cost related to non-vested options not yet recognized is $2.2 million, which will be charged to expense over the next 2.9 years.
A summary of activity under our stock plans is as follows:

			Weighted-	Weighted-Average
		Exercise Price	Average	Remaining
	Options	Per Share	Exercise Price	Contractual Term
Balance at December 31, 2007	1,534,269	$2.10-30.00	$6.81
Granted	5,000	1.54	1.54
Exercised	—	—	—
Canceled	(67,404)	2.10-25.00	15.38

Outstanding at March 31, 2008	1,471,865	$2.10-30.00	$7.42	8.77

Options exercisable at March 31, 2008	678,078	$2.10-30.00	$13.49	5.05

There was no aggregate intrinsic value on the options outstanding at March 31, 2008, since the exercise price of all outstanding options was greater than the closing stock price on March 31, 2008.
5. Net Loss per Share
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
The following potential common shares have been excluded from the computation of diluted net loss per share since their effect would be antidilutive in each of the loss periods presented. The shares have been revised to account for the six-for-ten reverse stock split that was affected in September 2006 as well as the one-for-three reverse stock split that occurred in May 2007. Herein all shares presented in this quarterly report on Form 10-Q have been adjusted to reflect these stock splits.

	Three Months Ended March 31,
	2008	2007

Net loss attributed to common stockholders	$(2,530)	$(2,831)
Basic and diluted weighted average shares outstanding	10,046,683	2,605,915

Net loss per share attributable to common stockholders — Basic and diluted	($0.25)	($1.09)

The following potential common shares have been excluded from the computation of diluted net loss per share since their effect would be antidilutive in each of the loss periods presented:

	Three Months Ended
	March 31,
	2008	2007
Convertible preferred stock	—	3,448,189
Stock options	1,471,865	622,709
Warrants	1,023,913	352,324

6. Asset Acquisition
In April 2006, we acquired from Abbott Laboratories the assets related to Abbokinase, including the remaining inventory of finished product, all regulatory and clinical documentation, validated cell lines, and intellectual property rights, including trade secrets and know-how relating to the manufacture of urokinase using the tissue culture method, for a total purchase price of $20.0 million. The purchase price was comprised of $5.0 million in cash and a $15.0 million secured promissory note. The original due date of the note was December 31, 2007, and was extended to March 31, 2008. The Note is secured by the right, title and interest in the purchased assets. The purchase of these assets did not constitute the purchase of a business as defined in EITF No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, since no employees, equipment, manufacturing facilities or arrangements, or sales and marketing organization were included in the transaction. Since the purchase was not a business, the purchase price has been allocated based upon fair value assessments as follows: inventory $16.7 million, Abbokinase trade name $0.5 million and other identifiable intangibles $2.8 million. We commenced selling Abbokinase in October 2006. Under the purchase agreement, after we received cash proceeds of $5.0 million from the sale of Abbokinase, we were required to deposit 50% of the cash received from sales of Abbokinase into an escrow account securing the repayment of the $15.0 million promissory note.
On March 31, 2008 the escrow agreement between us and Abbott laboratories expired and the $1.1 million balance in escrow was wire transferred to Abbott Laboratories on that date. On April 17, 2008, we entered into a satisfaction, waiver and release agreement with Abbott Laboratories regarding payment of the note. Under the terms of the agreement, we were required to pay Abbott Laboratories $5.2 million in cash and upon payment of the funds, the debt obligation was deemed to be indefeasibly paid in full by us and the note was cancelled and returned to us. See Note 8.
7. Segment Information
We are engaged in the discovery, developing and commercializing therapies for vascular disorders. We have only one reportable segment and, therefore, all segment-related financial information required by Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, is included in the consolidated financial statement. The reportable segment reflects our structure, reporting responsibilities to the chief executive officer and the nature of the products under development.
8. Subsequent Events
On April 17, 2008, we entered into a Satisfaction, Waiver and Release Agreement (the “Agreement”) with Abbott Laboratories pursuant to which all of our obligations including the $10.8 million remaining balance under the $15.0 million non-recourse promissory note, dated April 25, 2006, that we issued to Abbott in connection with our acquisition of Abbokinase were fully satisfied in exchange for the payment of $5.2 in cash to Abbott and the payment of all amounts due under the Master Project Agreement, dated as of December 15, 2005, by and between Fisher BioServices Inc. and us, that relate to the storage of certain cell banks and recombinant samples owned by Abbott (collectively, the “Repayment Amount”). As a result, the Note has been cancelled and full title to the to the urokinase assets, including the remaining inventory of finished product, all regulatory and clinical documentation, validated cell lines, and intellectual property rights, now resides unencumbered with us. This transaction will result in a gain on extinguishment of debt of $5.6 million in our consolidated statement of operations in the second quarter of 2008.
On May 6, 2008, we signed a letter of intent with Microbix Biosystems to sell our urokinase inventory and related assets for $17.0 million in cash. Under terms of the agreement, Microbix will acquire the urokinase inventory and related assets for an upfront payment of $12.0 million plus an additional $5.0 million upon achievement of an inventory stability milestone. Upon closing, Microbix will assume full responsibility for urokinase, including sales, marketing and regulatory compliance. To facilitate the inventory stability milestone, Microbix will engage us in a support services agreement. The transaction is scheduled to close on or before June 23, 2008. Microbix may unilaterally elect to extend the closing to July 21, 2008. Additionally, the parties may extend the closing date beyond July 21, 2008, upon mutual agreement.

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
On May 6, 2008, we signed a letter of intent with Microbix Biosystems to sell our urokinase inventory and related assets for $17.0 million in cash. Under terms of the agreement, Microbix will acquire the urokinase inventory and related assets for an upfront payment of $12.0 million plus an additional $5.0 million upon achievement of an inventory stability milestone. Upon closing, Microbix will assume full responsibility for urokinase, including sales, marketing and regulatory compliance. To facilitate the inventory stability milestone, Microbix will engage us in a support services agreement. The transaction is scheduled to close on or before June 23, 2008. Microbix may unilaterally elect to extend the closing to July 21, 2008. Additionally, the parties may extend the closing date beyond July 21, 2008, upon mutual agreement.

Product Sales, Research and Development Revenue
Our primary source of revenue is derived from sales of our urokinase product currently sold as Abbokinase and being re-branded as Kinlytic. We commenced sales of urokinase in October 2006 and have been generating revenue from sales of this product since that date. Future revenues from sales of urokinase may also be impacted by our ability to extend the expiration dating of the currently unlabeled vials. In addition to our commercial product sales, we also generate a limited amount of revenue by providing research services for projects funded under various government grants. Our commercial product sales would be eliminated if we complete the sale of urokinase to Microbix.
All product sales recorded to date relate to sales of urokinase in the United States, which we commenced in October 2006. Due to our limited returns history and the fact that customers may return expired urokinase product that is in its original, unopened cartons within 12 months past the product expiration date, we currently account for these product shipments using a deferred revenue recognition model. We do not recognize revenue upon product shipment to a wholesale distributor but rather, we defer the recognition of revenue until the right of return no longer exists or when the product is sold to the end user as is stipulated by SFAS No. 48, Revenue Recognition When the Right of Return Exists. We record product sales net of chargebacks, distributor fees, discounts paid to wholesale distributors, and administrative fees paid to Group Purchasing Organizations (GPOs). The allowances are based on historical information and other pertinent data. As of March 31, 2008, we had deferred revenue of $4.5 million.
Cost of Product Sales
Cost of product sales is determined using a weighted-average method and includes the acquisition cost of the inventory as well as additional labeling costs we incur to bring the product to market. Our product pricing is fixed, but could include a variable sales or cash discount depending on the nature of the sale. Our gross margins are affected by chargebacks, discounts and administrative fees paid to the wholesale distributors and GPOs. Our cost of sales would be eliminated if we complete the sale of urokinase to Microbix.
Research and Development Expenses
We classify our research and development expenses into four categories of activity, namely; research, development, clinical and regulatory. To date, our research and development efforts have been focused primarily on product candidates from our SonoLysis program. Because we do not expect to expend significant resources on this program until a strategic alternative is accomplished that provides sufficient financing to continue the development of the program we expect our research and development expenses to decrease during our efforts to find a strategic alternative for SonoLysis.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related expenses and other costs and fees associated with our general corporate activities, such as sales and marketing, administrative support, business development, intellectual property protection, public reporting and corporate compliance, as well as a portion of our overhead expenses. Our selling expenses have increased but will decrease significantly if we complete the sale of urokinase to Microbix. We have incurred and will continue to incur additional expenses in the areas of legal, accounting and corporate governance as a public company.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and our reported revenue and expenses. Significant management judgment is required to make estimates in relation to on-going clinical trial costs and previous costs associated with transitioning to a public reporting company. We evaluate our estimates, and judgments related to these estimates, on an ongoing basis. We base our estimates of the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. There has been no significant change in our critical accounting policies or estimates from those policies or estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on form 10-K/A, as amended, filed with the Securities and Exchange Commission on April 3, 2008.

Inventory and Inventory Subject to Return
Inventory of urokinase, our only commercially available FDA approved product, is comprised of finished goods and is stated at the lower of cost or market value. We currently sell urokinase under the name Abbokinase and are re-branding the product to be sold under the name Kinlytic. Inventory value was determined as a result of the purchase price allocation from the acquisition of this product from Abbott Laboratories in 2006. We periodically review the composition of inventory in order to identify obsolete, slow-moving or otherwise un-saleable inventory. As of March 31, 2008, 56% of the vials in inventory held by us or our wholesale distributors, or $7.2 million in inventory value, were labeled and will expire at various times up to September 2009. The remaining 44% of the vials or $5.7 million in inventory value were unlabeled and based on current stability data will expire September 2009. All inventory will be transferred to Microbix upon the completion of the sale.
We have an ongoing stability and release testing program to support expiration date extensions for the unlabeled vials. Under our agreement with Abbott Laboratories we are required to transfer the stability and release testing program from Abbott to another laboratory. The transfer of the stability and release testing program to the laboratory of a contract research organization, or CRO, has been completed and we have submitted to the FDA a “Changes Being Effected in 30 days” supplemental new drug application, or CBE-30, requesting approval for the transfer. Under the CBE-30, if the FDA does not object within 30 days of receiving the supplement and the supplement is filed, the requested change(s) may take effect. However, even if the 30 day period lapses without objection, under the Prescription Drug User Fee Act or PDUFA, the FDA must still take formal action to approve or not approve the application within 180 days of receipt of the submission. The 30 day period passed without an objection and our application was filed. We subsequently submitted to the FDA lot release requests for inventory to be labeled with the new expiration dating. In the first quarter of 2008 the FDA approved the lot release requests. We have now received formal action from the FDA that our request for approval of the transfer of the stability and release testing program from Abbott to the CRO is approvable. The FDA notified us that before our application may be approved, we must first revise our stability and release program to include additional assays that detect modified forms of the active pharmaceutical ingredient or API. The FDA further indicated that the lots it released during the first quarter of 2008 will need to be tested for sub-visible particulates prior to distribution to the general public. The FDA’s newly required tests are part of an FDA initiative to align stability programs for products, such as urokinase, with extended expiration dating to current FDA standards. We believe that we will be successful in implementing the required testing procedures into our program and that the results of such tests will support the approval of our application and the stability of our labeled and unlabeled vials in a timeframe that will not impact sales to our wholesale distributors. We intend to continue the stability program to potentially enable further expiration extensions for unlabeled vials of inventory. We will continue to monitor these efforts and evaluate the adequacy of our inventory obsolescence reserves.
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
Our customers consist primarily of large pharmaceutical wholesale distributors who sell directly to hospitals and other healthcare providers. Provisions for product returns and exchanges, sales discounts, chargebacks, managed care and Medicaid rebates and other adjustments are established as a reduction of product sales revenues at the time such revenues are recognized. These deductions from gross revenue are established by us as our best estimate at the time of sale adjusted to reflect known changes in the factors that impact such reserves.
We provide research services under certain grant agreements, including federal grants from the National Institutes of Health. We recognize revenue for these research services as the services are performed. Revenue from grants is recognized over the contractual period of the related award.

Results of Operations
Three Months Ended March 31, 2008 Compared to 2007
Product Sales, Research and Development Revenue. Our revenue-producing activities during the three months ended March 31, 2008 and 2007, consisted of sales of our urokinase product, which commenced in October 2006, and services provided under research grants and contracts. Our total revenues increased from $1.2 million in the first quarter of 2007 to $1.9 million in the first quarter of 2008, primarily as a result of our increased sales of urokinase product which accounted for $1.1 million of our revenue in 2007 and $1.8 million of our revenues in the first quarter of 2008.
Cost of Product Sales. Cost of product sales was $0.5 million in the first quarter of 2007 compared to $0.8 million for the first quarter of 2008. The cost of product sales includes the price paid to acquire the product as well as labeling costs that are directly incurred in bringing the product to market. The increase in cost of product sales from the first quarter of 2007 to the same period of 2008 is related to the increase in the number of vials sold through to the hospitals or other end users.
Research and Development Expenses. Research and development expenses increased from $1.5 million to $1.6 million in the first quarter of 2007 and 2008, respectively. This increase was principally a result of increased outside contract work performed on grants and stock-based compensation expense, partially offset by reduced contract manufacturing and pre-clinical study costs.
General and Administrative Expenses. General and administrative expenses increased from $1.4 million to $2.0 million in the first quarter of 2007 and 2008, respectively. This increase was principally a result of an increase in outside accounting and audit fees related to maintaining public company status, marketing materials related to the re-branding of our urokinase product under the Kinlytic name, salaries for additional sales and general administrative staff offset partially by a decrease in amortization expense due to the trade name being fully amortized prior to 2008.
Interest and Other Income. Interest and other income was $41,000 in the first quarter 2007 and $0.1 million in the first quarter 2008. The increase is due to the increase in the cash balance from the proceeds of our initial public offering.
Interest Expense. Interest expense remained relatively consistent at $0.2 million in the first quarter of 2007 and 2008. The interest expense is related to the note payable to Abbott Laboratories.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred losses since our inception. At March 31, 2008, we had an accumulated deficit of $83.7 million. We have historically financed our operations principally through the public offering and private placement of shares of our common and preferred stock and convertible notes, government grants, and, more recently, product sales, which commenced in October 2006. During the year ended December 31, 2007, we received net proceeds of $12.4 million from the issuance of shares of our common stock. At March 31, 2008, we had $10.3 million in cash and cash equivalents.
In April 2006, we acquired from Abbott Laboratories the assets related to urokinase, including the remaining inventory of finished product, all regulatory and clinical documentation, validated cell lines, and intellectual property rights, including trade secrets and know-how relating to the manufacture of urokinase using the tissue culture method. The purchase price for the assets was $20.0 million, which was paid in the form of $5.0 million in cash and the issuance of a $15.0 million non-recourse promissory note with an initial maturity date of December 31, 2007, which was extended to March 31, 2008. On April 17, 2008, we entered into a satisfaction, waiver and release agreement with Abbott Laboratories regarding payment of the note. Under the terms of the agreement, we were required to pay Abbott Laboratories $5.2 million in cash and upon payment of the funds, the debt obligation was deemed to be indefeasibly paid in full by us and the note was cancelled and returned to us.
The exact timing and amount of future sales of urokinase will depend on a number of external factors, such as our ability to obtain an extension of the expiration dating for the urokinase inventory beyond September 2009, our ability to establish additional sales relationships with customers for that product, our inventory levels at the wholesale distributors that are currently stocking the product, and other competitive and regulatory factors. Based on current stability data as of March 31, 2008, all vials of our urokinase inventory expire at various times up to September 2009. We have an ongoing stability program to support expiration dating extensions for the unlabeled vials. Once product is labeled, we cannot extend the expiration dating of the labeled vials. We have submitted a “Changes Being Effected in 30 days” supplemental new drug application, or CBE-30, to the FDA requesting approval for the transfer of the stability and release testing program from Abbott to another laboratory. We subsequently submitted lot release requests to the FDA for inventory to be labeled with the new expiration dating and received lot release approval from the FDA in the first quarter of 2008. We have now received formal action from the FDA that our request for approval of the transfer of the stability and release testing program from Abbott to the CRO is approvable. The FDA notified us that before our application may be approved, we must first revise our stability and release program to include additional assays that detect modified forms of the active pharmaceutical ingredient or API. The FDA further indicated that the lots it released during the first quarter of 2008 will need to be tested for sub-visible particulates prior to distribution to the general public. The FDA’s newly required tests are part of an FDA initiative to align stability programs for products, such as urokinase, with extended expiration dating to current FDA standards. If the FDA objects to the methods or results of the stability testing program, we estimate that 80% of inventory held by us or our wholesale distributors that we expect hospitals to purchase, or $10.3 million in inventory value out of the total of $12.9 million carried at March 31, 2008, is at risk of expiring. The testing to date has shown that the product changes very little from year to year. We believe that we will be successful in implementing and conducting the additional testing with results that support the stability of our labeled and unlabeled vials in a timeframe that will not impact sales to our wholesale distributors. Thus, we believe that the stability data supports extension of the inventory expiration dating, that we will be able to sell this inventory and that we will recover the initial cost of this inventory. We intend to continue the stability program to potentially enable further expiration extensions for unlabeled vials of inventory.

On May 6, 2008, we signed a letter of intent with Microbix Biosystems to sell our urokinase inventory and related assets for $17.0 million in cash. Under terms of the agreement, Microbix will acquire the urokinase product and related assets for an upfront payment of $12.0 million plus an additional $5.0 million upon achievement of an inventory stability milestone. Upon closing, Microbix will assume full responsibility for urokinase, including sales, marketing and regulatory compliance. To facilitate the inventory stability milestone, Microbix will engage us in a support services agreement. The transaction is scheduled to close on or before June 23, 2008. Microbix may unilaterally elect to extend the closing to July 21, 2008. Additionally, the parties may extend the closing date beyond July 21, 2008, upon mutual agreement.
Cash Flows
Net Cash Used in Operating Activities. Net cash used in operating activities was $1.2 million for the three months ended March 31, 2007 and $1.8 million for the equivalent period in 2008. The net cash used in the three months ended March 31, 2007 and 2008 primarily reflects the net loss, offset in part by changes in working capital.
Net Cash Used in Investing Activities. Net cash used in investing activities was $0.2 million and $11,000 for the three months ended March 31, 2007 and 2008, respectively. Net cash used in investing activities for the three months ended March 31, 2007 and 2008 primarily reflects purchases of property and equipment, including information technology, laboratory and office equipment.
Net Cash Used in Financing Activities. Net cash used in financing activities was $0.1 million for the three months ended March 31, 2007 and $0.7 million for the same period in 2008. Net cash used in financing activities for the three months ended March 31, 2007 was attributable deferred financing costs incurred in relation to our initial public offering in July 2007. Net cash used in financing activities for the three months ended March 31, 2008 was primarily attributable to the $1.1 million payment of escrow funds to Abbott Laboratories offset partially by the change in the escrow account balance.
Operating Capital and Capital Expenditure Requirements
Based on our existing liquid assets, including the proceeds of our sales of urokinase product and the IPO, the agreement we have reached with Abbott Laboratories to retire the non-recourse promissory note and assuming the sale of urokinase and related assets to Microbix closes, we believe we have sufficient capital to fund our operating needs for at least the next 12 months. Our operating needs include the planned costs to operate our business and the amount required to fund our working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures.
We expect to continue to fund our operations primarily from our current cash resources, from revenue or payments received under grants and from the sale of our urokinase inventory and related assets to Microbix. We may also seek additional funds through issuance of our equity securities or through debt financings. We may not be successful in commercializing urokinase or in obtaining such additional proceeds or revenue. We cannot be sure that our existing cash and cash equivalents will be adequate, or that additional financing will be available when needed, or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Failure to obtain adequate financing may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders will likely result. If we raise additional funds by incurring debt obligations, the terms of the debt will likely involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
Item 4T. Controls and Procedures.
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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II

OTHER INFORMATION
Item 1. Legal Proceedings.
As of the date of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.
Item 1A. Risk Factors.
The following information sets forth material changes from the risk factors we previously disclosed in our Annual Report on Form 10-K/A for the year ended 2007. These risks, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks including those previously disclosed in our filings with the SEC as well as those not presently known to us or those that we currently deem immaterial, may also affect our business operations.
We may not close on the sale of our urokinase inventory and related assets to Microbix Biosystems in a timely manner or at all. Additionally, the inventory stability milestone may not be achieved and the associated $5.0 million payment may not be earned. If we are unable to close on the Microbix transaction or collect the $5.0 million stability milestone payment in a timely manner or at all we may not have sufficient funds to continue the development of our SonoLysis program.
On May 6, 2008, we signed a letter of intent with Microbix Biosystems to sell our urokinase inventory and related assets for $17.0 million in cash. Closing of the transaction is subject to certain conditions, including: approval of the Board of Directors of each of Microbix and ImaRx; execution and delivery of a support services agreement; Microbix securing adequate financing to fund the transaction; and, the satisfactory completion of due diligence. Additionally, $5.0 million of the purchase price is only payable on achievement of a specified inventory stability milestone. If we are unable to close the transaction in a timely manner or at all, or if the inventory stability milestone is not achieved and the $5.0 million payment is forfeited, we may need to delay, reduce or stop our SonoLysis development program.
We may be unable to sell our existing inventory of Kinlytic before product expiration. The FDA may not approve our stability program under which we seek extension of the expiration dating of Kinlytic.
We have an ongoing stability and release testing program to support expiration date extensions for the unlabeled vials. Under our agreement with Abbott Laboratories we are required to transfer the stability and release testing program from Abbott to another laboratory. The transfer of the stability and release testing program to the laboratory of a contract research organization, or CRO, has been completed and we have submitted to the FDA a “Changes Being Effected in 30 days” supplemental new drug application, or CBE-30, requesting approval for the transfer. Under the CBE-30, if the FDA does not object within 30 days of receiving the supplement and the supplement is filed, the requested change(s) may take effect. However, even if the 30 day period lapses without objection, under the Prescription Drug User Fee Act or PDUFA, the FDA must still take formal action to approve or not approve the application within 180 days of receipt of the submission. The 30 day period passed without an objection and our application was filed. We subsequently submitted to the FDA lot release requests for inventory to be labeled with the new expiration dating. In the first quarter of 2008 the FDA approved the lot release requests. We have now received formal action from the FDA that our request for approval of the transfer of the stability and release testing program from Abbott to the CRO is approvable. The FDA notified us that before our application may be approved, we must first revise our stability and release program to include additional assays that detect modified forms of the active pharmaceutical ingredient or API. The FDA further indicated that the lots it released during the first quarter of 2008 will need to be tested for sub-visible particulates prior to distribution to the general public. The FDA’s newly required tests are part of an FDA initiative to align stability programs for products, such as urokinase, with extended expiration dating to current FDA standards. If we are unable to obtain FDA approval of our stability and release testing program or if our inventory does not pass the additional testing procedures our remaining inventory may expire prior to being sold and sales of Kinlytic will be reduced.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds
Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-142646), which was declared effective by the Securities and Exchange Commission on July 25, 2007.
We received net proceeds of $12.4 million from the offering. As of March 31, 2008, $10.3 million of the net proceeds from the offering was in short-term, interest-bearing, investment-grade securities and $2.1 million of the proceeds were used to fund urokinase commercialization activities and working capital and other general corporate purposes. On April 17, 2008, $5.2 million from the net proceeds of the offering were paid to Abbott Laboratories in connection with the satisfaction, waiver and release agreement to extinguish the non-recourse promissory note. The remaining funds may be used in the following manner:
•	to fund development activities in our SonoLysis programs in ischemic stroke;

•	to fund urokinase commercialization activities;

•	to fund preclinical development activities; and

•	working capital and other general corporate purposes.
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

IMARX THERAPEUTICS, INC.
Date: May 15, 2008	By:	/s/ Bradford A. Zakes
Bradford A. Zakes,
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2008	By:	/s/ Greg Cobb
Greg Cobb,
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer