Form 10-Q
period 2008-06-30
IMARX THERAPEUTICS INC
filed 2008-08-14
CIK 1123695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number 001-33043

ImaRx Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	86-0974730 (I.R.S. Employer Identification No.)

1730 East River Road, Suite 200, Tucson, AZ (Address of Principal Executive Offices)	85718-5893 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at August 12, 2008

Common Stock $0.0001 par value	10,165,733

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
ImaRx Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30	December 31
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,146	$12,861
Restricted cash	—	388
Accounts receivable, net	28	349
Inventory	2,500	11,138
Inventory subject to return	1,309	2,560
Assets held for sale	279	—
Prepaid expenses and other	201	589

Total current assets	6,463	27,885
Long-term assets:
Property and equipment, net	112	1,170
Intangible assets, net	—	1,633
Other	—	19

Total assets	$6,575	$30,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,459	$1,277
Accrued expenses	591	837
Accrued chargebacks and administrative fees	1,069	1,317
Deferred revenue	2,640	5,373
Notes payable and accrued interest	—	11,698
Other	247	—

Total current liabilities	6,006	20,502
Stockholders’ equity:
Common stock, $.0001 par:
100,000,000 shares authorized, 10,165,733 shares issued and outstanding at June 30, 2008 (unaudited) and 10,046,683 shares issued and outstanding at December 31, 2007	1	1
Additional paid-in capital	91,550	91,386
Accumulated deficit	(90,982)	(81,182)

Total stockholders’ equity	569	10,205

Total liabilities and stockholders’ equity	$6,575	$30,707

See accompanying notes.

ImaRx Therapeutics, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Revenues:
Product sales, net	$2,040	$1,992	$3,889	$3,078
Research and development	106	161	201	283

Total revenue	2,146	2,153	4,090	3,361
Costs and expenses:
Cost of product sales	925	959	1,759	1,420
Research and development	1,033	1,606	2,600	3,143
General and administrative	2,994	1,158	4,988	2,582
Asset Impairment	9,978	—	9,978	—

Total cost and expenses	14,930	3,723	19,325	7,145

Operating loss	(12,784)	(1,570)	(15,235)	(3,784)
Interest and other income, net	(58)	89	36	130
Interest expense	(30)	(225)	(203)	(450)
Gain on extinguishment of debt	5,602	219	5,602	219

Net loss	(7,270)	(1,487)	(9,800)	(3,885)

Accretion of dividends on preferred stock	—	(434)	—	(867)

Net loss attributable to common stockholders	$(7,270)	$(1,921)	$(9,800)	$(4,752)

Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(0.72)	$(0.74)	$(0.97)	$(1.82)

Weighted average common shares outstanding:
Basic and diluted	10,087,238	2,606,019	10,067,072	2,605,968
See accompanying notes.

ImaRx Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30
	2008	2007
	(unaudited)
Operating activities
Net loss	$(9,800)	$(3,885)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	448	649
Stock-based compensation	165	147
Gain on extinguishments of debt	(5,602)	(219)
Loss on sale of property and equipment	198	—
Asset impairment	9,978	—
Changes in operating assets and liabilities:
Inventory	437	4,380
Inventory subject to return	1,251	(3,764)
Accounts receivable	321	382
Prepaid expenses and other	407	183
Accounts payable	181	15
Accrued expenses and other liabilities	(45)	2,969
Deferred revenue	(2,732)	7,234

Net cash (used in) provided by operating activities	(4,793)	8,091
Investing activities
Purchase of property and equipment	(11)	(324)

Net cash used in investing activities	(11)	(324)
Financing activities
Deferred financing costs	—	(1,004)
Payment on note payable	(6,299)	—
Change in restricted cash	388	(4,421)

Net cash used in financing activities	(5,911)	(5,425)

Net increase (decrease) in cash and cash equivalents	(10,715)	2,342
Cash and cash equivalents at the beginning of the period	12,861	4,256

Cash and cash equivalents at the end of the period	$2,146	$6,598

Supplemental Schedule of Noncash Investing and Financing Activities:
Accretion of undeclared dividends on Series A/D Redeemable Convertible Preferred Stock	$—	$867
See accompanying notes.

ImaRx Therapeutics, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)
1. The Company and Significant Accounting Policies
The Company
We are a biopharmaceutical company with one commercially available product, urokinase, and a research and development program centered on our proprietary microbubble technology together with ultrasound.
Urokinase is a thrombolytic drug formerly marketed under the brand name Abbokinase® and is currently being re-branded as Kinlytic™. Urokinase is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of acute massive pulmonary embolism, or blood clots in the lungs.
Our research and development efforts have focused on the development of therapies for stroke and other vascular disorders, using our proprietary microbubble technology together with ultrasound. Our lead program, SonoLysis, involves the administration of our proprietary MRX-801 microbubbles and ultrasound to break up blood clots and restore blood flow to oxygen deprived tissues.
On June 11, 2008, we announced a restructuring that included a significant workforce reduction. Company management and our board of directors determined that the restructuring was necessary in light of the termination of our agreement with Microbix Biosystems relating to the sale of our urokinase inventory and related assets, notification from the FDA that additional testing would be required for approval of our urokinase stability testing program and release of labeled vials of urokinase, our cash position and the lack of new capital resources to fund our commercial and development programs. As part of the restructuring, all of our employees other than Bradford Zakes, our president and chief executive officer, and one additional employee were terminated. We paid a retention bonus to each of the remaining employees and entered into agreements with each of them to reimburse us a portion of the retention bonus should they voluntarily leave the employ of the Company prior to certain agreed upon dates.
In furtherance of the June 2008 restructuring we are now exploring strategic alternatives for our commercial urokinase assets, clinical-stage SonoLysis program and other company assets, which may involve the disposition of some or all of these assets. Certain of our former key employees entered into consulting agreements with us in order to assist us in exploring these strategic alternatives.
Basis of Presentation
The accompanying interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K/A for the year ended December 31, 2007. The financial information is unaudited, but reflects all adjustments, consisting only of normal recurring adjustments and accruals, which are, in the opinion of management, necessary to reflect a fair statement of results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Annual Report on Form 10-K/A for the year ended December 31, 2007.
As a result of the events leading to our June 2008 restructuring, we have new risks and challenges facing us. Since 2006, one of our primary sources of cash has been the sale of our urokinase product. Due to the FDA’s requirement of additional testing as a prerequisite to the release of labeled lots, and the uncertainty as to the outcome of any such testing, our actual proceeds from sales of urokinase may fall short of previous projections. We do not currently have any other significant source of cash. One of the strategic alternatives being considered is the sale of all of the commercial urokinase assets to an unrelated party. If we are unable to achieve such a sale or to secure the release of the labeled vials of urokinase from the FDA in a timely manner or at all, we may not have sufficient capital resources to support operations and continue as a going concern.
Our ability to continue as a going concern depends on the successful future sales of our urokinase product and the commercialization or licensing of our development stage technologies. We have had recurring losses, which have resulted in an accumulated deficit of $91.0 million at June 30, 2008. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements include adjustments to reduce the value of the urokinase assets and certain other assets to market value, but do not include any other adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot acquire additional financing or execute the strategic alternatives being considered.

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
Abbokinase (urokinase), rebranded under the name Kinlytic, is our only commercially available FDA approved product. Abbokinase is a thrombolytic or clot-dissolving agent approved for the treatment of acute massive pulmonary embolism, or blood clots in the lungs. When we acquired urokinase from Abbott Laboratories, we received 111,000 vials that we determined could be sold and we assigned a portion of the purchase price to these vials. We estimated that the remainder of the vials that we acquired would not be sold and, consequently, these vials are carried with no book value assigned. We periodically review the composition of inventory in order to identify obsolete, slow-moving or otherwise un-saleable inventory. We will write down inventory for estimated obsolete or un-saleable inventory in an amount equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.
We have an ongoing stability and release testing program to support expiration date extensions for the unlabeled vials. Under our agreement with Abbott Laboratories we were required to transfer the stability and release testing program from Abbott to another laboratory. The transfer of the stability and release testing program to the laboratory of a contract research organization, or CRO, was completed and we have submitted to the FDA a “Changes Being Effected in 30 days” supplemental new drug application, or CBE-30, requesting approval for the transfer. Under the CBE-30, if the FDA does not object within 30 days of receiving the supplement and the supplement is filed, the requested change(s) may take effect. However, even if the 30 day period lapses without objection, under the Prescription Drug User Fee Act or PDUFA, the FDA must still take formal action to approve or not approve the application within 180 days of receipt of the submission. The 30 day period passed without an objection and our application was filed. We subsequently submitted to the FDA lot release requests for inventory labeled with the new expiration dating. In the first quarter of 2008 the FDA approved the lot release requests. Subsequently, we received formal notice from the FDA that before our application may be approved, we must first revise our stability and release program to include additional assays that detect modified forms of the active pharmaceutical ingredient or API. The FDA further indicated that the lots it released during the first quarter of 2008 will need to be tested for sub-visible particulates prior to distribution to the general public. The FDA’s newly required tests are part of an FDA initiative to align stability programs for products, such as urokinase, with extended expiration dating to current FDA standards.
In light of the FDA action, we evaluated the carrying value of the inventory and determined that the value of the inventory as of June 30, 2008 had been impaired and as a result we reduced the carrying value of the inventory by $8.2 million, to its market value. As of June 30, 2008, 34% of the vials in inventory held by our wholesale distributors, or $1.3 million in inventory value will expire at various times up to September 2009. Once labeled inventory expires it cannot be relabeled and sold. The urokinase inventory will not be saleable unless and until our stability testing program has been approved by the FDA and we have data supporting further expiration dating for the inventory.
Costs related to shipping and handling are charged to general and administrative expense as incurred.
Revenue Recognition
Revenue from product sales is recognized pursuant to SEC Staff Bulletin No. 104 (SAB 104), Revenue Recognition in Financial Statements. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectability is reasonably assured. We apply SFAS No. 48, Revenue Recognition When the Right of Return Exists, which amongst other criteria, requires that future returns be reasonably estimated in order to recognize revenue. The amount of future returns is uncertain due to the insufficiency of returns history data. Due to the uncertainty of returns from our wholesale distributors, we are accounting for product shipments to wholesale distributors using a deferred revenue recognition model.

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
AmerisourceBergen accounted for 25%, Cardinal accounted for 41% and McKesson Corporation accounted for 31% of our total gross product revenues for the three months ended June 30, 2008. AmerisourceBergen accounted for 26%, Cardinal accounted for 36% and McKesson Corporation accounted for 30% of our total gross product revenues for the three months ended June 30, 2007.
AmerisourceBergen accounted for 27%, Cardinal accounted for 41% and McKesson Corporation accounted for 30% of our total gross product revenues for the six months ended June 30, 2008. AmerisourceBergen accounted for 39%, Cardinal accounted for 34% and McKesson Corporation accounted for 22% of our total gross product revenues for the six months ended June 30, 2007.
2. Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), Business Combinations and SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning in the first fiscal period ending after December 15, 2008. Early adoption is not permitted. We do not believe the adoption of these new standards, SFAS 141R and SFAS 160, will have an impact on our consolidated financial statements.
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
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and was adopted by us in the first quarter of 2008. The adoption of SFAS 159 did not have a material impact on our consolidated results of operations and financial condition as the fair value option was not elected for any of our financial assets or financial liabilities.

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
4. Asset Acquisition
In April 2006, we acquired from Abbott Laboratories the assets related to Abbokinase, including the remaining inventory of finished product, all regulatory and clinical documentation, validated cell lines, and intellectual property rights, including trade secrets and know-how relating to the manufacture of urokinase using the tissue culture method, for a total purchase price of $20.0 million. The purchase price was comprised of $5.0 million in cash and a $15.0 million secured promissory note. The original due date of the note was December 31, 2007, and was extended to March 31, 2008. The Note was secured by the right, title and interest in the purchased assets. The purchase of these assets did not constitute the purchase of a business as defined in EITF No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, since no employees, equipment, manufacturing facilities or arrangements, or sales and marketing organization were included in the transaction. Since the purchase was not a business, the purchase price has been allocated based upon fair value assessments as follows: inventory $16.7 million, Abbokinase trade name $0.5 million and other identifiable intangibles $2.8 million. We commenced selling Abbokinase in October 2006. Under the purchase agreement, after we received cash proceeds of $5.0 million from the sale of Abbokinase, we were required to deposit 50% of the cash received from sales of Abbokinase into an escrow account securing the repayment of the $15.0 million promissory note.
On March 31, 2008 the escrow agreement between us and Abbott laboratories expired and the $1.1 million balance in escrow was transferred to Abbott Laboratories on that date. On April 17, 2008, we entered into a satisfaction, waiver and release agreement with Abbott Laboratories regarding payment of the note. Under the terms of the agreement, we were required to pay Abbott Laboratories $5.2 million in cash and upon payment of the funds, the debt obligation was deemed to be indefeasibly paid in full by us and the note was cancelled and returned to us.
5. Asset Impairment and Restructuring
The asset impairment in the three and six months ended June 30, 2008 of $10.0 million is comprised of $0.5 million related to the impairment of all laboratory equipment that has been classified as available for sale on the balance sheet and $9.5 million related to the write-down of our urokinase assets, which included $8.2 million for inventory and $1.3 million in intangible assets. As part of our restructuring that we announced in June 2008, we are looking for strategic alternatives for our core assets. In evaluating the urokinase assets in concert with the recent restructuring activities and approvable letter issued by the FDA on our stability program, we determined that the urokinase assets met the criteria under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” for impairment. The fair value of the assets were determined by evaluating a potential sale of the assets which resulted in full impairment of the intangible assets and a write-down of the inventory to $2.5 million.
Our board of directors authorized a restructuring that was implemented on June 11, 2008, that included a workforce reduction in which the employment of all of our employees other than Bradford Zakes, our president and chief executive officer, and one additional employee were terminated. The costs associated with these actions for the three and six months ended June 30, 2008 was $0.8 million, of which $0.5 million represents severance payments for the affected employees, all of which were paid prior to June 30, 2008. Certain of the Company’s former key employees entered into consulting agreements with us in order to assist us in exploring strategic alternatives for our commercial urokinase assets, clinical-stage SonoLysis program and other assets. We determined that $44,000 of prepaid assets were no longer providing value and they were written off as part of the restructuring. We also recorded a $40,000 accrued liability at June 30, 2008 for severance related to the payments of employee COBRA benefits. Finally, we recorded a $0.2 million liability for unutilized laboratory and corporate office space as required under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

6. Assets Held for Sale
In connection with the June 11, 2008 restructuring, we discontinued all research and development activity other than the on-going urokinase related stability program . As such, we initiated a process to sell all of our laboratory equipment. We believe that this equipment will be sold no later than the fourth quarter of 2008. We determined that the plan of sale criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. Accordingly, the carrying value of the laboratory equipment was adjusted to its fair value less costs to sell, amounting to $0.3 million, which was determined based on quoted market prices of similar assets.
7. Stock-Based Compensation
Stock Options
We maintain performance incentive plans under which incentive and non-qualified stock options are granted primarily to employees and non-employee directors. Under SFAS 123R, the fair value of each employee stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	84.42%	75.0%
Risk free interest rate	3.67%	5.03%
Expected life of option	7 years	7 years
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
We have two equity incentive plans; the 2000 Stock Plan (“2000 Plan”) and the 2007 Performance Incentive Plan (“2007 Plan”). The 2000 Plan was terminated immediately following the closing of the initial public offering on July 31, 2007. No additional grants will be issued from the 2000 Plan; however, there are grants currently outstanding under this plan. The 2007 Plan became effective July 25, 2007, the effective date of the Company’s initial public offering. As of June 30, 2008, the total compensation cost related to non-vested options not yet recognized is $1.2 million, which will be charged to expense over the next 2.4 years.
A summary of activity under our stock plans is as follows:

			Weighted-	Weighted-Average
		Exercise Price	Average	Remaining
	Options	Per Share	Exercise Price	Contractual Term
Balance at December 31, 2007	1,534,269	$2.10-30.00	$6.81
Granted	21,665	0.63-1.54	0.84
Exercised	—	—	—
Canceled	(757,092)	1.54-30.00	4.10

Outstanding at June 30, 2008	798,842	$0.63-30.00	$9.78	8.36

Options exercisable at June 30, 2008	559,342	$0.63-30.00	$9.92	7.87

There was no aggregate intrinsic value on the options outstanding at June 30, 2008, since the exercise price of all outstanding options was greater than the closing stock price on June 30, 2008.

Restricted Stock Awards
On May 30, 2008, non-employee directors were issued a total of 119,050 shares of restricted stock at a grant date fair value of $0.63 per share for services rendered on the Company’s board of directors. The expense was recorded in the consolidated statement of operations under general and administrative expense.
Option Modifications
On May 31, 2008, in connection with a termination of employment, stock options granted to an executive officer were modified to accelerate the vesting for certain non-vested options by 12 months from the date of termination and the option exercise period was extended for 12 months. Options to purchase 118,000 shares of common stock were subject to this acceleration, which resulted in 29,500 shares vesting and a reduction in compensation expense of $3,000 in the three and six months ended June 30, 2008 using the assumptions on the date of modification per SFAS No. 123 (revised 2004), “Share-Based Payment”.
On June 11, 2008, in connection with termination of employment, the stock options granted to two executive officers were modified to accelerate the vesting for certain non-vested options by 12 months from the date of termination and the option exercise period was extended for 12 months. Options to purchase 399,666 shares of common stock were subject to this acceleration, which resulted in 164,582 shares vesting and a reduction in compensation expense of $0.1 million in the three and six months ended June 30, 2008 using the assumptions on the date of modification per SFAS No. 123 (revised 2004), “Share-Based Payment”.
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
The potential common shares have been excluded from the computation of diluted net loss per share since their effect would be antidilutive in each of the loss periods presented. The shares have been revised to account for the six-for-ten reverse stock split that was affected in September 2006 as well as the one-for-three reverse stock split that occurred in May 2007. Herein all shares presented in this quarterly report on Form 10-Q have been adjusted to reflect these stock splits.

	Three Months Ended June 30,		Six months Ended June 30,
	2008	2007	2008	2007
Net loss attributed to common stockholders	$(7,270)	$(1,921)	$(9,800)	$(4,752)
Basic and diluted weighted average common shares outstanding	10,087,238	2,606,019	10,067,072	2,605,968

Basic and diluted net loss per share	$(0.72)	$(0.74)	$(0.97)	$(1.82)

The following potential common shares have been excluded from the computation of diluted net loss per share since their effect would be antidilutive in each of the loss periods presented:

	At June 30,
	2008	2007
Convertible preferred stock	—	4,401,129
Stock options	798,842	545,244
Warrants	1,023,913	352,324
9. Segment Information
We are engaged in the discovery, development and commercialization of therapies for vascular disorders. We have only one reportable segment and, therefore, all segment-related financial information required by Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, is included in the consolidated financial statement. The reportable segment reflects our structure, reporting responsibilities to the chief executive officer and the nature of the products under development.

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
Our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to all such reports are available, free of charge, on our Internet website under “Investors-Financial Information,” as soon as reasonably practicable after we file electronically such reports with, or furnish such reports to, the SEC. Our Internet website address is http://www.imarx.com. Information on our website does not constitute a part of this Quarterly Report on Form 10-Q. As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company,” and “ImaRx” refer to ImaRx Therapeutics, Inc., a Delaware corporation, and its subsidiaries.
Overview
We are a biopharmaceutical company with one commercially available product, urokinase, and a research and development program centered on our proprietary microbubble technology together with ultrasound.
Urokinase is a thrombolytic drug formerly marketed under the brand name Abbokinase® and is currently being re-branded as Kinlytic™. Urokinase is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of acute massive pulmonary embolism, or blood clots in the lungs.
Our research and development efforts have focused on the development of therapies for stroke and other vascular disorders, using our proprietary microbubble technology together with ultrasound. Our lead program, SonoLysis, involves the administration of our proprietary MRX-801 microbubbles and ultrasound to break up blood clots and restore blood flow to oxygen deprived tissues.
On June 11, 2008, we announced a restructuring that included a significant workforce reduction. Company management and our board of directors determined that the restructuring was necessary in light of the termination of our agreement with Microbix Biosystems relating to the sale of our urokinase inventory and related assets, notification from the FDA that additional testing would be required for approval of our urokinase stability testing program and release of labeled vials of urokinase, our cash position and the lack of new capital resources to fund our commercial and development programs. As part of the restructuring, all of our employees other than Bradford Zakes, our president and chief executive officer, and one additional employee were terminated. We paid a retention bonus to each of the remaining employees and entered into agreements with each of them to reimburse us a portion of the retention bonus should they voluntarily leave the employ of the Company prior to certain agreed upon dates.
In furtherance of the June 2008 restructuring we are now exploring strategic alternatives for our commercial urokinase assets, clinical-stage SonoLysis program and other company assets. Certain of the our former key employees entered into consulting agreements with us in order to assist us in these efforts. Additionally, we are performing the additional testing required by the FDA prior to securing release of previously submitted commercial inventory of urokinase from the FDA. We have retained the services of a CRO to assist in performing the FDA required tests. Upon completion of the testing procedures we will submit the results to the FDA for review. If the data are sufficient for the FDA to approve lot release, we may be in a position to begin sales of our labeled vials of urokinase with extended expiration dating in the fourth quarter of 2008.

As a result of the events leading to our June 2008 restructuring, we have new risks and challenges facing us. Historically, one of our primary sources of cash has been the sale of our urokinase product. Due to the FDA’s requirement of additional testing as a prerequisite to the release of the urokinase lots, and the uncertainty as to the outcome of any such testing, our actual proceeds from sales of urokinase may fall short of previous projections. We do not currently have any other significant source of cash. One of the strategic alternatives being considered is the sale of all of the commercial urokinase assets to an unrelated party. If we are unsuccessful in securing release of the urokinase lots from the FDA in a timely manner, or at all, and/or, we are not able to enter into a strategic transaction with respect to our commercial urokinase assets or SonoLysis program that results in the receipt of additional cash resources we will only have sufficient capital to fund our operating needs into the fourth quarter 2008. Costs associated with the June 2008 restructuring were $0.8 million, of which $0.5 million was associated with severance paid to employees, $44,000 was related to prepaid assets written off that we are no longer receiving economic benefit from, $40,000 for COBRA benefits to be paid on behalf of terminated employees and $0.2 million related to unutilized laboratory and corporate office space as required under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.
Product Sales, Research and Development Revenue
Our primary source of revenue is derived from sales of our urokinase product currently sold as Abbokinase and being re-branded as Kinlytic. We commenced sales of urokinase in October 2006 and have been generating revenue from sales of this product since that date. Future revenues from sales of urokinase will be impacted by our ability to secure release of previously submitted labeled commercial inventory of urokinase from the FDA and our ability to extend the expiration dating of the currently unlabeled vials. In addition to our commercial product sales, we also generate a limited amount of revenue by providing research services for projects funded under various government grants. Revenues associated with research services will be reduced in future periods as all research activities have been eliminated.
All product sales recorded to date relate to sales of urokinase in the United States. Due to our limited returns history and the fact that customers may return expired urokinase product that is in its original, unopened cartons within 12 months past the product expiration date, we currently account for these product shipments using a deferred revenue recognition model. We do not recognize revenue upon product shipment to a wholesale distributor but rather, we defer the recognition of revenue until the right of return no longer exists or when the product is sold to the end user as is stipulated by SFAS No. 48, Revenue Recognition When the Right of Return Exists. We record product sales net of chargebacks, distributor fees, discounts paid to wholesale distributors, and administrative fees paid to Group Purchasing Organizations (GPOs). The allowances are based on historical information and other pertinent data. As of June 30, 2008, we had deferred revenue of $2.6 million.
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
Research and Development Expenses
We classify our research and development expenses into four categories of activity, namely: research, development, clinical and regulatory. To date, our research and development efforts have been focused primarily on product candidates from our SonoLysis program. We do not expect to expend significant resources on this program as we are seeking strategic alternatives. As part of our restructuring effort announced in June 2008, we have ceased all research related activities related to our SonoLysis program.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related expenses and other costs and fees associated with our general corporate activities, such as administrative support, business development, public reporting and corporate compliance, as well as a portion of our overhead expenses. We have incurred and will continue to incur additional expenses in the areas of legal compliance, accounting and corporate governance as a public company.

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and our reported revenue and expenses. Significant management judgment is required to make estimates in relation to inventory and intangible asset valuation, clinical trial costs and previous costs associated with transitioning to a public reporting company. We evaluate our estimates, and judgments related to these estimates, on an ongoing basis. We base our estimates of the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. There has been no significant change in our critical accounting policies or estimates from those policies or estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on form 10-K/A filed with the Securities and Exchange Commission on April 3, 2008 except for those discussed below under “Inventory and Inventory Subject to Return” and “Long-lived and Intangible Assets”.
Inventory and Inventory Subject to Return
Inventory of urokinase, our only commercially available FDA approved product, is comprised of finished goods and is stated at the lower of cost or market value. Urokinase is currently being sold under the brand name Abbokinase. We are re-branding the product to be sold under the brand name Kinlytic. Inventory value was initially determined as a result of the purchase price allocation from the acquisition of this product from Abbott Laboratories in 2006. We periodically review the composition of inventory in order to identify obsolete, slow-moving or otherwise un-saleable inventory.
We have an ongoing stability and release testing program to support expiration date extensions for the unlabeled vials. Under our agreement with Abbott Laboratories we were required to transfer the stability and release testing program from Abbott to another laboratory. The transfer of the stability and release testing program to the laboratory of a contract research organization, or CRO, has been completed and we have submitted to the FDA a “Changes Being Effected in 30 days” supplemental new drug application, or CBE-30, requesting approval for the transfer. Under the CBE-30, if the FDA does not object within 30 days of receiving the supplement and the supplement is filed, the requested change(s) may take effect. However, even if the 30 day period lapses without objection, under the Prescription Drug User Fee Act or PDUFA, the FDA must still take formal action to approve or not approve the application within 180 days of receipt of the submission. The 30 day period passed without an objection and our application was filed. We subsequently submitted to the FDA lot release requests for inventory labeled with the new expiration dating. In the first quarter of 2008 the FDA approved the lot release requests and the inventory was subsequently labeled. Subsequently, we received formal notice from the FDA that before our application for approval of the transfer of the stability and release testing program from Abbott to the CRO may be approved, we must first revise our stability and release program to include additional assays that detect modified forms of the active pharmaceutical ingredient or API. The FDA further indicated that the lots it released during the first quarter of 2008 will need to be tested for sub-visible particulates prior to distribution to the general public. The FDA’s newly required tests are part of an FDA initiative to align stability programs for products, such as urokinase, with extended expiration dating to current FDA standards.
In light of the FDA action, we evaluated the carrying value of the inventory and determined that the value of the inventory as of June 30, 2008 had been impaired and as a result we reduced the value of the inventory by $8.2 million, to its market value. As of June 30, 2008, 34% of the vials in inventory held by our wholesale distributors, or $1.3 million in inventory value will expire at various times up to September 2009. Once labeled inventory expires it cannot be relabeled and sold. The remaining inventory will not be saleable unless and until our stability testing program has been approved by the FDA and we have data supporting further expiration dating for the inventory. We will continue to monitor these efforts and evaluate the adequacy of our inventory obsolescence reserves.
We have retained the services of a CRO to assist in performing the FDA required tests with respect to the analysis for sub-visible particulates. Upon completion of the testing procedures we will submit the results to the FDA for review. If the data are sufficient for the FDA to approve release of the lots, we may be in a position to begin sales of our labeled vials of urokinase with extended expiration dating in the fourth quarter of 2008. We intend to continue the stability program to potentially enable further expiration extensions for unlabeled vials of inventory. Release of future lots with expiration dating beyond the currently labeled vials will be contingent upon FDA approval of the stability testing program and FDA acceptance of the testing results. Even if the stability testing program is accepted and the testing results are favorable, it is uncertain whether or to what extent the FDA might approve extended expiration dating for our inventory of unlabeled urokinase vials.

Long-lived and Intangible Assets
We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If it is determined that the asset may not be recoverable and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference. SFAS 144 requires companies to separately report discontinued operations, including components of an entity that either have been disposed of (by sale, abandonment or in a distribution to owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
In the three and six months ended June 30, 2008, we evaluated our intangible assets for impairment due to the receipt of the approvable letter from the FDA and determined that all of the intangible assets were impaired. As such, these intangibles were written off by recording a $1.3 million impairment. We also initiated a plan to sell our laboratory equipment, which we valued at fair value and recorded a $0.5 million impairment. The assets are classified as held for sale.
Deferred Tax Asset Valuation Allowance
Our estimate of the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about our future operating results. Our ability to realize the deferred tax assets depends on our future taxable income as well as limitations on utilization. A deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of our operating results on which the establishment of a valuation allowance are based involve significant estimates regarding future demand for our products, competitive conditions, product development efforts, approvals of regulatory agencies and product cost. We have recorded a full valuation allowance on our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of net operating loss carry forwards and research and development tax credits. Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income.
Revenue Recognition
Revenue from product sales is recognized pursuant to Staff Bulletin No. 104 (SAB 104), Revenue Recognition in Financial Statements. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectability is reasonably assured. We apply SFAS No. 48, Revenue Recognition When the Right of Return Exists, which among other criteria requires that future returns can be reasonably estimated in order to recognize revenue. The amount of future returns is uncertain due to the insufficiency of returns history data. Due to the uncertainty of returns, we are accounting for these product shipments to wholesale distributors using a deferred revenue recognition model. Under this model, we do not recognize revenue upon product shipment to wholesale distributors; therefore, recognition of revenue is deferred until the product is sold by the wholesale distributor to the end user.
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

Results of Operations
Three Months Ended June 30, 2007 Compared to 2008
Product Sales, Research and Development Revenue. Our total revenues remained constant at $2.1 million in the second quarter of 2007 and 2008. Our urokinase sales to end users remained constant at $2.0 million in the first quarter of 2007 and 2008.
Cost of Product Sales. Cost of product sales was $1.0 million in the second quarter of 2007 compared to $0.9 million for the second quarter of 2008. The cost of product sales includes the price paid to acquire the product as well as labeling costs that are directly incurred in bringing the product to market.
Research and Development Expenses. Research and development expenses decreased from $1.6 million in the second quarter of 2007 to $1.0 million in the second quarter of 2008. This decrease is related to lower clinical trial costs associated with the wind down of our clinical trial and reduced stock-based compensation expense as a result of higher forfeitures.
General and Administrative Expenses. General and administrative expenses increased from $1.2 million in the second quarter of 2007 to $3.0 million in the second quarter 2008. This increase was principally a result of severance costs, the accrual of unutilized office space in relation to our restructuring and an increase in marketing costs related to our product rebranding efforts.
Interest and Other Income, net. Interest and other income decreased from income of $0.1 million in the second quarter 2007 to other expense of $0.1 million in the second quarter of 2008, primarily as a result of a decrease in interest earned due to lower cash balances and lower interest rates and the loss on sale of assets in the second quarter of 2008.
Asset Impairment. The asset impairment in the second quarter of 2008 of $10.0 million is related to a $0.5 million impairment of laboratory equipment that has been classified as available for sale and a $9.5 million impairment related to the write-down of our urokinase assets.
Gain on extinguishment of debt. Gain on extinguishment of debt increased from $0.2 million in the second quarter of 2007 to $5.6 million in the second quarter of 2008. The extinguishment of debt in the second quarter of 2007 is related to a debt for patent costs and the extinguishment of debt in the second quarter of 2008 is related to the satisfaction, waiver and release agreement signed with Abbott Laboratories related to our note payable for the purchase of the urokinase assets.
Six Months Ended June 30, 2007 Compared to 2008
Product Sales, Research and Development Revenue. Our total revenues increased from $3.4 million for the six month period ended June 30, 2007 to $4.1 million for the same period in 2008, primarily due to increased sales of our urokinase product.
Cost of Product Sales. Cost of product sales was $1.4 million for the six month period ended June 30, 2007 compared to $1.8 million for the six month period ended June 30, 2008. The cost of product sales includes the price paid to acquire the product as well as labeling costs that are directly incurred in bringing the product to market. The increase in cost of product sales is related to the increase in the number of vials sold through to hospitals or other end users.
Research and Development Expenses. Research and development expenses decreased from $3.1 million for the six month period ended June 30, 2007 to $2.6 million for the same period in 2008. This decrease was principally a result of reduced clinical trials costs as a result of the wind down or our clinical trial, a reduction in laboratory supplies and travel costs due to the reduction in research activities offset partially by an increase in work performed by third parties on the grants.
General and Administrative Expenses. General and administrative expenses increased from $2.6 million for the six month period ended June 30, 2007 to $5.0 million for the same period in 2008. This increase was principally a result of severance costs, an increase in costs associated with maintaining public company infrastructure and increased marketing costs related to the rebranding of our urokinase product offset partially by a decrease in amortization.
Interest and Other Income, net. Interest and other income was $0.1 million for the six month period ended June 30, 2007 and $36,000 for the six month period ended June 30, 2008. The reduction is related to a loss recorded on the sale of assets.
Asset Impairment. The asset impairment in the six months ended June 30, 2008 of $10.0 million is related to a $0.5 million impairment of all laboratory equipment that has been classified as available for sale and a $9.5 million impairment related to the write-down of our urokinase assets.

Gain on extinguishment of debt. Gain on extinguishment of debt was $0.2 million for the six months ended June 30, 2007 related to a debt for patent costs and $5.6 million for the six months ended June 30, 2008 related to the satisfaction, waiver and release agreement signed with Abbott Laboratories relate to our note payable for the purchase of the urokinase assets.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred losses since our inception. At June 30, 2008, we had an accumulated deficit of $91.0 million. We have historically financed our operations principally through the public offering and private placement of shares of our common and preferred stock and convertible notes, government grants, and, more recently, product sales of urokinase, which commenced in October 2006. During the year ended December 31, 2007, we received net proceeds of $12.4 million from the issuance of shares of our common stock and $14.2 million from sales of urokinase inventory to certain of our wholesaler distributors. At June 30, 2008, we had $2.1 million in cash and cash equivalents.
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
The exact timing and amount of future sales of urokinase will depend on a number of external factors, such as our ability to obtain an extension of the expiration dating for the urokinase inventory, our ability to establish additional sales relationships with customers for that product, our inventory levels at the wholesale distributors that are currently stocking the product, and other competitive and regulatory factors. Based on current stability data as of June 30, 2008, all vials of our urokinase inventory expire at various times up to September 2009. We have an ongoing stability and release testing program to support expiration date extensions for the unlabeled vials. Under our agreement with Abbott Laboratories were required to transfer the stability and release testing program from Abbott to another laboratory. The transfer of the stability and release testing program to the laboratory of a contract research organization, or CRO, has been completed and we have submitted to the FDA a “Changes Being Effected in 30 days” supplemental new drug application, or CBE-30, requesting approval for the transfer. Under the CBE-30, if the FDA does not object within 30 days of receiving the supplement and the supplement is filed, the requested change(s) may take effect. However, even if the 30 day period lapses without objection, under the Prescription Drug User Fee Act or PDUFA, the FDA must still take formal action to approve or not approve the application within 180 days of receipt of the submission. The 30 day period passed without an objection and our application was filed. We subsequently submitted to the FDA lot release requests for inventory to be labeled with the new expiration dating. In the first quarter of 2008 the FDA approved the lot release requests and approximately thirty thousand vials of urokinase inventory was subsequently labeled. Subsequently, we received formal notice from the FDA that before our application may be approved, we must first revise our stability and release program to include additional assays that detect modified forms of the active pharmaceutical ingredient or API. The FDA further indicated that the lots it released during the first quarter of 2008 will need to be tested for sub-visible particulates prior to distribution to the general public. The FDA’s newly required tests are part of an FDA initiative to align stability programs for products, such as urokinase, with extended expiration dating to current FDA standards.
We have retained the services of a CRO to assist in performing the FDA required tests with respect to the analysis for sub-visible particulates. Upon completion of the testing procedures we will submit the results to the FDA for review. If the data are sufficient for the FDA to approve a lot release, we may be in a position to begin sales of our labeled vials of urokinase with extended expiration dating in the fourth quarter of 2008. We intend to continue the stability program to potentially enable further expiration extensions for unlabeled vials of inventory. Release of future lots with expiration dating beyond the currently labeled vials will be contingent upon FDA approval of the stability testing program and FDA acceptance of the testing results. Even if the stability testing program is accepted and the testing results are favorable, it is uncertain whether or to what extent the FDA might approve extended expiration dating for our inventory of unlabeled urokinase vials. If the FDA objects to the methods or results of the stability testing program, we estimate that 66% of inventory held by us or our wholesale distributors that we expect hospitals to purchase, or $2.5 million in inventory value out of the total of $3.8 million carried at June 30, 2008, is at risk of expiring.

Cash Flows
Net Cash Provided by or Used in Operating Activities. Net cash provided by operating activities in the six months ended June 30, 2007 primarily reflects net loss offset in part by changes in working capital. Net cash used in operating activities in the six months ended June 30, 2008 primarily reflects the net loss and the gain on extinguishment of debt offset in part by asset impairment charges, changes in working capital and depreciation.
Net Cash Used in Investing Activities. Net cash used in investing activities was $0.3 million and $11,000 for the six months ended June 30, 2007 and 2008, respectively. Net cash used in investing activities primarily reflects purchases of property and equipment, including manufacturing, information technology, laboratory and office equipment.
Net Cash Used in Financing Activities. Net cash used in financing activities was $5.4 million for the six months ended June 30, 2007 and $5.9 million for the same period in 2008. Net cash used in financing activities for the six months ended June 30, 2007 was attributable to the deferred financing costs of $1.0 million and $4.4 million place in escrow to pay down the note payable to Abbott Laboratories related to the $15.0 million non-recourse not for the purchase of the urokinase assets. Net cash used in financing activities for the six months ended June 30, 2008 was attributable to the $6.3 million payment on the note payable to Abbott Laboratories offset partially by the $0.4 million change in the restricted cash balance.
Operating Capital and Capital Expenditure Requirements
As a result of the events leading to our June 2008 restructuring, we have new risks and challenges facing us. Historically, our primary source of liquidity has been the public offering and private placement of shares of our common and preferred stock and convertible notes, government grants, and, more recently, product sales of urokinase. Due to the FDA’s requirement of additional testing as a prerequisite to the release, and the uncertainty as to the outcome of any such testing, our actual proceeds from sales of urokinase may fall short of previous projections. We do not currently have any other significant source of cash.
In furtherance of the June 2008 restructuring we are now exploring strategic alternatives for our commercial urokinase assets, clinical-stage SonoLysis program and other company assets, which may involve the disposition of substantially all of these assets. Additionally, we are performing the additional testing required by the FDA prior to securing release of previously submitted commercial inventory of urokinase from FDA. If we are unsuccessful in securing release of the urokinase lots from the FDA in a timely manner, or at all, and/or, we are not able to enter into a strategic transaction with respect to our commercial urokinase assets or SonoLysis program that results in the receipt of additional cash resources, we may not have sufficient capital to fund our operating needs into the fourth quarter 2008. Our operating needs include the planned costs to operate our business and the amount required to fund our working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures.
We may not be successful in commercializing urokinase or in obtaining such additional proceeds or revenue. We cannot be sure that our existing cash and cash equivalents will be adequate, or that additional financing will be available when needed, or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Failure to obtain adequate cash resources may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, or enter into a strategic transaction, substantial dilution to existing stockholders will likely result. If we raise additional funds by incurring debt obligations, the terms of the debt will likely involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation and due to the restructuring plan initiated in June 2008 including the significant reduction in personnel in the accounting and finance function, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.
Change in Internal Control over Financial Reporting. As a result of the restructuring plan initiated in June 2008 including the significant reduction in personnel in the accounting and finance function there have been changes in our internal control environment that may materially affect our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting were ineffective as of the end of the period covered by this quarterly report.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
As of the date of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.
Item 1A. Risk Factors.
The following information sets forth material changes from the risk factors we previously disclosed in our Annual Report on Form 10-K/A for the year ended 2007 and Form 10-Q for first quarter ended March 31, 2008. These risks, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks including those previously disclosed in our filings with the SEC as well as those not presently known to us or those that we currently deem immaterial, may also affect our business operations.
We may not be able to identify or consummate a strategic transaction for our commercial urokinase assets, clinical-stage SonoLysis program and other company assets. We do not have adequate resources to continue these activities ourselves and must find strategic partners or alternative funding sources in order to continue these activities.
On June 11, 2008, following termination of an agreement with Microbix Biosystems relating to the sale of our urokinase inventory and related assets and our receipt of a letter from the FDA indicating that additional testing would be required for approval of our urokinase stability testing program and release of labeled vials of urokinase, we announced a restructuring that included a significant workforce reduction. In furtherance of the June 2008 restructuring we are now exploring strategic alternatives for our commercial urokinase assets, clinical-stage SonoLysis program and other company assets. We may not be able to successfully achieve the desired benefits of any strategic alternative undertaken by us. There can be no assurance that we will identify any attractive strategic opportunities or that if we identify one that we will consummate a transaction on favorable terms. If the exploration of strategic alternatives does result in a transaction, we are unable to predict what the market prices of our common stock would be after the announcement of such a transaction. In addition, the market price of our stock could be highly volatile as we explore strategic alternatives and may be more volatile if and when a transaction is announced.
The FDA may not approve our stability program under which we seek extension of the expiration dating of Kinlytic and we may be unable to sell our existing inventory of Kinlytic before product expiration.
We have an ongoing stability and release testing program to support expiration date extensions for the unlabeled vials. Under our agreement with Abbott Laboratories we were required to transfer the stability and release testing program from Abbott to another laboratory. The transfer of the stability and release testing program to the laboratory of a contract research organization, or CRO, has been completed and we have submitted to the FDA a “Changes Being Effected in 30 days” supplemental new drug application, or CBE-30, requesting approval for the transfer. Under the CBE-30, if the FDA does not object within 30 days of receiving the supplement and the supplement is filed, the requested change(s) may take effect. However, even if the 30 day period lapses without objection, under the Prescription Drug User Fee Act or PDUFA, the FDA must still take formal action to approve or not approve the application within 180 days of receipt of the submission. The 30 day period passed without an objection and our application was filed. We subsequently submitted to the FDA lot release requests for inventory to be labeled with the new expiration dating. In the first quarter of 2008 the FDA approved the lot release requests. Subsequently, we received formal notice from the FDA that our request for approval of the transfer of the stability and release testing program from Abbott to the CRO is approvable. The FDA notified us that before our application may be approved, we must first revise our stability and release program to include additional assays that detect modified forms of the active pharmaceutical ingredient or API. The FDA further indicated that the lots it released during the first quarter of 2008 will need to be tested for sub-visible particulates prior to distribution to the general public. The FDA’s newly required tests are part of an FDA initiative to align stability programs for products, such as urokinase, with extended expiration dating to current FDA standards. If we are unable to obtain FDA approval of our stability and release testing program or if our inventory does not pass the additional testing procedures our remaining inventory may expire prior to being sold and sales of Kinlytic will be reduced and we may not have sufficient resources to fund our current operations beyond the fourth quarter 2008.

The Kinlytic brand name for our urokinase product is unfamiliar to our market. We have no sales and marketing capabilities and depend on drug wholesalers to distribute our Kinlytic product.
Our urokinase product was previously marketed by Abbott Laboratories and us as Abbokinase. Following extension of the expiration dates of our urokinase inventory, we were required pursuant to the terms of the asset purchase agreement with Abbott Laboratories to re-brand the urokinase inventory. We received FDA approval to use the Kinlytic brand name in our labeling of urokinase. In connection with the June 2008 restructuring, all sales and marketing personnel were terminated and we no longer have any personnel engaged in those activities. We do not have sufficient resources to effectively market or sell urokinase under the brand name Kinlytic. We have no sales and marketing staff and depend on the efforts of third parties for the sale and distribution of Kinlytic to hospitals and clinics. The new brand name Kinlytic may cause confusion or lead to rejection of the product by hospitals and clinics whose pharmaceutical formularies include Abbokinase, but not Kinlytic. If we are unable to maintain effective third party distribution channels on commercially reasonable terms, we may be unable to market and sell Kinlytic in commercial quantities. Drug wholesale companies may be unwilling to continue selling Kinlytic, or we may be forced to accept lower prices or other unfavorable terms or to expend significant additional resources to sell our Kinlytic inventory.
We will need additional capital to fund our operation into the fourth quarter 2008 and beyond. If we are unable to identify or consummate an attractive strategic transaction for our commercial urokinase assets, clinical-stage SonoLysis program or other company assets in a timely manner we may be forced to delay, reduce or eliminate these activities and we may be unable to timely pay our debts.
We believe that our cash, cash equivalents and investments will be sufficient to fund our continuing operations and other demands and commitments into the fourth quarter 2008. Our funding requirements will, however, depend on numerous factors, including:
•	the timely release by the FDA of the commercial lots of urokinase currently undergoing FDA review;
•	the timing and amount of revenue from sales of urokinase;
•	the timing and amount of revenue from a strategic transaction for our commercial urokinase assets, clinical-stage SonoLysis program and other company assets;
•	personnel, facilities and equipment requirements; and
•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs, if any, and the result of any such litigation.
We cannot be certain that we will generate any additional funding. We may be forced to accept terms on a strategic transaction that are highly dilutive or otherwise disadvantageous to our existing stockholders. If we are unable to secure adequate financing, we could be required to cease operations.
We have only two full-time employees and consulting relationships with certain other former key employees. We may not have sufficient personnel to effectively identify or consummate an attractive strategic transaction for our commercial urokinase assets, clinical-stage SonoLysis program and other company assets in a timely manner, or at all.
Our success depends substantially on the services of our two employees and key consultants. The loss of the services of one or more of these persons could have a material adverse effect on our business. Each of these persons may terminate his or her relationship with the us without notice and without cause or good reason. Our ability to identify or consummate an attractive strategic transaction for our commercial urokinase assets, clinical-stage SonoLysis program and other company assets is substantially dependent on these persons and without them we cannot be certain that we will be able to do accomplish our business objectives.

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
Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes: (i) maintaining reasonably detailed records that accurately and fairly reflect our transactions; and (ii) providing reasonable assurance that we (a) record transactions as necessary to prepare the financial statements, (b) make receipts and expenditures in accordance with management authorizations, and (c) would timely prevent or detect any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. As a result of the restructuring plan initiated in June 2008 management believes that there have been changes in our internal control environment that may materially affect our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting were ineffective as of the end of the period covered by this quarterly report.
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
We received net proceeds of $12.4 million from the offering. As of June 30, 2008, $2.1 million of the net proceeds from the offering was in short-term, interest-bearing, investment-grade securities and $10.3 million of the proceeds were used to fund SonoLysis development and urokinase commercialization activities, pay the non-recourse note to Abbott Laboratories and working capital and other general corporate purposes. The remaining funds may be used for working capital and other general corporate purposes.
Item 4. Submission of Matters to a Vote of Security Holders.
On May 29, 2008 we held our Annual Meeting of Stockholders. The following proposals were the only matters submitted for approval at the meeting:
Proposal 1: To elect the following slate of individuals to serve as the directors of the company until the next annual meeting of stockholders or until each person’s successor is duly qualified and elected:

Nominees	For	Withheld
Richard Love	6,480,626	360,086
Richard Otto	6,456,179	384,533
Thomas W. Pew	6,476,626	364,086
Philip Ranker	6,477,606	363,100
James M. Strickland	6,464,021	376,691
Bradford Zakes	6,452,559	388,153
Proposal 2: To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

For:	Against:	Abstain:
6,783,244	15,747	41,721

Item 6. Exhibits.
Exhibit Index

			Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date
10.1	Amendment No. 3 to Executive Employment Agreement dated as of June 27, 2008 by and between the Company and Bradford A. Zakes		8-K	10.1	001-33043	July 1, 2008
10.2	Termination Agreement dated as of June 10, 2008 by and between the Company and Microbix Biosystems Inc.		8-K	10.1	001-33043	June 12, 2008
10.3	Separation and Release of Claims Agreement by and between the Company and Greg Cobb		8-K	10.2	001-33043	June 12, 2008
10.4	Consultant Services Agreement dated as of June 11, 2008 by and between the Company and Greg Cobb		8-K	10.3	001-33043	June 12, 2008
10.5	Separation and Release of Claims Agreement by and between the Company and Kevin Ontiveros		8-K	10.4	001-33043	June 12, 2008
10.6	Consultant Services Agreement dated as of June 11, 2008 by and between the Company and Kevin Ontiveros		8-K	10.5	001-33043	June 12, 2008
10.7	Letter of Intent between ImaRx Therapeutics, Inc. and Microbix Biosystems Inc., dated May 6, 2008.		8-K	10.1	001-33043	May 7, 2008
10.8	Satisfaction, Waiver and Release Agreement, dated April 17, 2008, by and between ImaRx Therapeutics, Inc. and Abbott Laboratories.		8-K	10.1	001-33043	April 23, 2008
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X
32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Principal Financial and Accounting Officer	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMARX THERAPEUTICS, INC.
Date: August 14, 2008	By:	/s/ Bradford A. Zakes
Bradford A. Zakes,
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX
Exhibit Index

			Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date
10.1	Amendment No. 3 to Executive Employment Agreement dated as of June 27, 2008 by and between the Company and Bradford A. Zakes		8-K	10.1	001-33043	July 1, 2008
10.2	Termination Agreement dated as of June 10, 2008 by and between the Company and Microbix Biosystems Inc.		8-K	10.1	001-33043	June 12, 2008
10.3	Separation and Release of Claims Agreement by and between the Company and Greg Cobb		8-K	10.2	001-33043	June 12, 2008
10.4	Consultant Services Agreement dated as of June 11, 2008 by and between the Company and Greg Cobb		8-K	10.3	001-33043	June 12, 2008
10.5	Separation and Release of Claims Agreement by and between the Company and Kevin Ontiveros		8-K	10.4	001-33043	June 12, 2008
10.6	Consultant Services Agreement dated as of June 11, 2008 by and between the Company and Kevin Ontiveros		8-K	10.5	001-33043	June 12, 2008
10.7	Letter of Intent between ImaRx Therapeutics, Inc. and Microbix Biosystems Inc., dated May 6, 2008.		8-K	10.1	001-33043	May 7, 2008
10.8	Satisfaction, Waiver and Release Agreement, dated April 17, 2008, by and between ImaRx Therapeutics, Inc. and Abbott Laboratories.		8-K	10.1	001-33043	April 23, 2008
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X
32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Principal Financial and Accounting Officer	X