Form 10-Q
period 2008-09-30
IMARX THERAPEUTICS INC
filed 2008-11-13
CIK 1123695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number 001-33043

ImaRx Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	86-0974730 (I.R.S. Employer Identification No.)

18116 232nd NE, Woodinville, WA	98077
(Address of Principal Executive Offices)	(Zip Code)
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

Large accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at November 12, 2008

Common Stock $0.0001 par value	10,165,733

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
ImaRx Therapeutics, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,439	$12,861
Restricted cash	—	388
Accounts receivable, net	—	349
Inventory	—	11,138
Inventory subject to return	587	2,560
Assets held for sale	108	—
Prepaid expenses and other	208	589

Total current assets	3,342	27,885
Long-term assets:
Property and equipment, net	70	1,170
Intangible assets, net	—	1,633
Other	—	19

Total assets	$3,412	$30,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,373	$1,277
Accrued expenses	203	837
Accrued chargebacks and administrative fees	—	1,317
Deferred revenue	1,194	5,373
Notes payable and accrued interest	—	11,698
Other	187	—

Total current liabilities	2,957	20,502
Stockholders’ equity:
Common stock, $.0001 par:
100,000,000 shares authorized, 10,165,733 shares issued and outstanding at September 30, 2008 (unaudited) and 10,046,683 shares issued and outstanding at December 31, 2007	1	1
Additional paid-in capital	91,652	91,386
Accumulated deficit	(91,198)	(81,182)

Total stockholders’ equity	455	10,205

Total liabilities and stockholders’ equity	$3,412	$30,707

See accompanying notes.

ImaRx Therapeutics, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Product sales, net	$1,661	$2,291	$5,550	$5,369
Research and development	22	58	223	341

Total revenue	1,683	2,349	5,773	5,710
Costs and expenses:
Cost of product sales	717	1,109	2,476	2,529
Research and development	352	2,140	2,952	5,283
General and administrative	829	1,800	5,817	4,382
Asset impairment	—	—	9,978	—

Total cost and expenses	1,898	5,049	21,223	12,194

Operating loss	(215)	(2,700)	(15,450)	(6,484)
Interest and other income, net	(1)	259	35	389
Interest expense	—	(225)	(203)	(675)
Gain on extinguishment of debt	—	—	5,602	219

Net loss	(216)	(2,666)	(10,016)	(6,551)

Deemed dividend from beneficial conversion feature for Series F redeemable convertible preferred stock	—	(13,842)	—	(13,842)
Accretion of dividends on preferred stock				(867)
Reversal of accretion of dividends on preferred stock not paid	—	4,919	—	4,919

Net loss attributable to common stockholders	$(216)	$(11,589)	$(10,016)	$(16,341)

Basic and diluted loss per common share:
Net loss attributable to common shareholders	$(0.02)	$(1.43)	$(0.99)	$(3.66)

Weighted average common shares outstanding:
Basic and diluted	10,165,733	8,105,910	10,100,321	4,460,148
See accompanying notes.

ImaRx Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2008	2007
	(unaudited)
Operating activities
Net loss	$(10,016)	$(6,551)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	545	900
Stock-based compensation	266	571
Gain on extinguishments of debt	(5,602)	(219)
Loss on sale of property and equipment	314	—
Asset impairment	9,978	—
Changes in operating assets and liabilities:
Inventory	937	4,751
Inventory subject to return	1,973	(3,026)
Accounts receivable	349	84
Prepaid expenses and other	400	(57)
Accounts payable	96	(327)
Accrued expenses and other liabilities	(1,562)	2,733
Deferred revenue	(4,178)	5,743

Net cash (used in) provided by operating activities	(6,500)	4,602
Investing activities
Purchase of property and equipment	(11)	(467)
Proceeds from sale of urokinase asset	2,000	—

Net cash provided by (used in) investing activities	1,989	(467)
Financing activities
Proceeds from issuance of common stock	—	12,412
Payment on note payable	(6,299)	—
Change in restricted cash	388	(4,764)

Net cash (used in) provided by financing activities	(5,911)	7,648

Net increase (decrease) in cash and cash equivalents	(10,422)	11,783
Cash and cash equivalents at the beginning of the period	12,861	4,256

Cash and cash equivalents at the end of the period	$2,439	$16,039

Supplemental Schedule of Noncash Investing and Financing Activities:
Accretion of undeclared dividends on Series A/D/F Redeemable Convertible Preferred Stock	$—	$867
Reversal of accretion of undeclared dividends on series A/D/F redeemable convertible preferred stock not paid	—	(4,919)
Deemed dividend from beneficial conversion feature for Series F redeemable convertible preferred stock	—	13,842
Conversion of convertible preferred stock to common stock upon initial public offering	—	40,731
Fair value of stock warrants issued in connection with Company’s initial public offering	—	1,180
See accompanying notes.

ImaRx Therapeutics, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
1. The Company and Significant Accounting Policies
The Company
We are a biopharmaceutical company whose research and development efforts have focused on the development of therapies for stroke and other vascular disorders, using our proprietary microbubble technology together with ultrasound. Our lead program, SonoLysis, involves the administration of our proprietary MRX-801 microbubbles and ultrasound to break up blood clots and restore blood flow to oxygen deprived tissues. We were previously engaged in the commercialization of one FDA approved drug, urokinase, but recently sold all rights to that product to Microbix Biosystems, Inc, or Microbix.
On June 11, 2008, in response to new risks and challenges facing the Company, we announced a restructuring that included a significant workforce reduction in which all of our employees other than Bradford Zakes, our president and chief executive officer, and one additional employee were terminated. We paid a retention bonus to each of the remaining employees and entered into agreements with each of them to reimburse us a portion of the retention bonus should they voluntarily leave the employ of the Company prior to certain agreed upon dates.
In connection with the restructuring, we discontinued substantially all research and development activity and we are currently exploring strategic alternatives for our clinical-stage SonoLysis program and other company assets, which may involve the disposition of some or all of these assets.
Basis of Presentation
The accompanying interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K/A for the year ended December 31, 2007. The financial information is unaudited, but reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Annual Report on Form 10-K/A for the year ended December 31, 2007.
On September 23, 2008, Microbix purchased our remaining urokinase inventory and related assets and assumed full responsibility for all ongoing commercial and regulatory activities associated with the product for an upfront payment of $2.0 million and the assumption of up to $0.5 million in chargeback liabilities for commercial product currently in the distribution channel. If the assumed chargeback liabilities paid by Microbix are less than the $0.5 million assumed, Microbix will issue payment to us for the difference. Microbix also agreed to pay us an additional $2.5 million upon the release of certain inventory of urokinase currently under review by the FDA. In light of this transaction we will receive no cash from future sales of urokinase. As a result, we may not have sufficient capital resources to support operations and continue as a going concern.
Our ability to continue as a going concern depends on our ability to enter into a strategic transaction for our SonoLysis program that results in significant cash proceeds to the Company and whether Microbix is successful in securing the release of the urokinase inventory by the FDA thereby triggering the $2.5 million payment. We have had recurring losses, which have resulted in an accumulated deficit of $91.2 million at September 30, 2008. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements include adjustments to reduce the value of certain assets to market value, but do not include any other adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot acquire additional financing or execute the strategic alternatives being considered.
Inventory and Inventory Subject to Return
Inventory was comprised of finished goods and was stated at the lower of cost or market value. Inventory subject to return is comprised of finished goods, stated at the lower of cost or market value, and represents the amount of inventory that has been sold to wholesale distributors. When product is sold by the wholesale distributor to a hospital or other health care provider, a reduction in this account occurs and cost of sales is recorded.

Abbokinase® (urokinase), rebranded under the name Kinlytic®, was our only commercially available FDA approved product. Abbokinase is a thrombolytic or clot-dissolving agent approved for the treatment of acute massive pulmonary embolism, or blood clots in the lungs.
On September 23, 2008, we divested the urokinase business and sold all of the remaining urokinase inventory to Microbix. As such, the inventory value at September 30, 2008 is zero.
Costs related to shipping and handling were charged to general and administrative expense as incurred.
Revenue Recognition
Revenue from product sales is recognized pursuant to SEC Staff Bulletin No. 104 (SAB 104), Revenue Recognition in Financial Statements. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectability is reasonably assured. We apply Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS No. 48), Revenue Recognition When the Right of Return Exists, which amongst other criteria, requires that future returns be reasonably estimated in order to recognize revenue. The amount of future returns is uncertain due to the insufficiency of returns history data. Due to the uncertainty of returns from our wholesale distributors, we are accounting for product shipments to wholesale distributors using a deferred revenue recognition model. Under this model, we do not recognize revenue upon product shipment to wholesale distributors; therefore, recognition of revenue is deferred until the product is sold by the wholesale distributor to the end user. Our returns policy allows end users to return product within 12 months after expiration, but current practice by wholesale distributors and end users is generally a “just in time” purchasing methodology, meaning that the product is purchased by the end user on an as-needed basis, typically on a daily or weekly basis. Although the product was previously marketed by Abbott Laboratories, we were unable to obtain historical returns data for the product from Abbott Laboratories at the time of our acquisition of Abbokinase. Based on input from our wholesale distributors, current purchasing practices and the estimated amount of product in the channel, we anticipate immaterial product returns from end users.
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
AmerisourceBergen accounted for 12%, Cardinal accounted for 46% and McKesson Corporation accounted for 38% of our total gross product revenues for the three months ended September 30, 2008. AmerisourceBergen accounted for 31%, Cardinal accounted for 39% and McKesson Corporation accounted for 26% of our total gross product revenues for the three months ended September 30, 2007.
AmerisourceBergen accounted for 23%, Cardinal accounted for 42% and McKesson Corporation accounted for 32% of our total gross product revenues for the nine months ended September 30, 2008. AmerisourceBergen accounted for 34%, Cardinal accounted for 35% and McKesson Corporation accounted for 23% of our total gross product revenues for the nine months ended September 30, 2007.
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

3. Impact of Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and was adopted by us in the first quarter of 2008. The adoption of SFAS 157 did not have a material impact on our consolidated results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and was adopted by us in the first quarter of 2008. The adoption of SFAS 159 did not have any impact on our consolidated results of operations and financial condition as the fair value option was not elected for any of our financial assets or financial liabilities.
In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3 (EITF No. 07-3), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities to be deferred and capitalized. These amounts will be recognized as expense in the period that the related goods are delivered or the related services are performed. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007. We adopted the provisions of EITF No. 07-3 in the first quarter of 2008 and the adoption of EITF No. 07-3 did not have a material impact on our consolidated results of operations and financial condition.
4. Asset Purchase and Sale
In April 2006, we acquired from Abbott Laboratories the assets related to Abbokinase, including the remaining inventory of finished product, all regulatory and clinical documentation, validated cell lines, and intellectual property rights for a total purchase price of $20.0 million. The total purchase price was comprised of $5.0 million in cash and a $15.0 million secured promissory note. In April 2008, we entered into a satisfaction, waiver and release agreement with Abbott Laboratories under which we paid Abbott Laboratories $5.2 million in cash and upon payment of the funds, the debt obligation was deemed to be indefeasibly paid in full by us and the note was cancelled and returned to us.
On September 23, 2008 we divested our urokinase business to Microbix. Under the terms of the agreement, Microbix purchased all remaining urokinase inventory and related assets and assumed full responsibility for ongoing commercial and regulatory activities associated with the product for an upfront payment of $2.0 million in cash and the assumption of up to $0.5 million of chargeback liabilities for commercial product in the distribution channel. If the assumed chargeback liabilities paid by Microbix are less than the $0.5 million assumed, Microbix will issue payment to us for the difference. An additional payment of $2.5 million will be made upon release by the FDA of the three lots of urokinase that are currently subject to a May 2008 Approvable Letter. As a result of this transaction inventory and accrued chargebacks and administrative fees were written down to zero and offset with the $2.0 million in cash and $0.5 million in assumed liabilities.
5. Restructuring
Our board of directors authorized a restructuring that was implemented on June 11, 2008, that included a workforce reduction in which the employment of all of our employees other than Bradford Zakes, our president and chief executive officer, and one additional employee were terminated. The costs associated with these actions for the nine months ended September 30, 2008 was $0.8 million, of which $0.5 million represented severance payments for the affected employees, all of which were paid prior to June 30, 2008. Certain of the Company’s former key employees entered into consulting agreements with us in order to assist us in exploring strategic alternatives for our clinical-stage SonoLysis program and other assets.

The following table presents the activity and balances of the restructuring (in thousands):

	Employee
	Separations	Facility Closing	Total
Liability, July 1, 2008	$40	$242	$282
Cash payments	(29)	—	(29)
Amortization	—	(39)	(39)
Adjustments to expense	—	(16)	(16)

Liability, September 30, 2008	$11	$187	$198

6. Assets Held for Sale
In connection with the June 11, 2008 restructuring, we discontinued all research and development activity other than the on-going urokinase related stability program. As such, we initiated a process to sell certain items of laboratory equipment that will not be required for a future strategic transaction associated with our SonoLysis program. We determined that the plan of sale criteria in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, had been met. Accordingly, the carrying value of the laboratory equipment was adjusted to its fair value less costs to sell, amounting to $0.3 million, which was determined based on quoted market prices of similar assets.
In the three months ended September 30, 2008, we completed the sale of $152,000 of assets held for sale for cash of $115,000 and the termination of a lease agreement, which resulted in a reduction of future lease payments of $16,000. We recorded an additional loss on the sale of equipment in this transaction in the amount of $21,000.
7. Stock-Based Compensation
Stock Options
We maintain performance incentive plans under which incentive and non-qualified stock options are granted primarily to employees and non-employee directors. Under SFAS 123R, the fair value of each employee stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	84.42%	75.0%
Risk free interest rate	3.67%	4.77%
Expected life of option	7 years	7 years
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
We have two equity incentive plans; the 2000 Stock Plan (“2000 Plan”) and the 2007 Performance Incentive Plan (“2007 Plan”). The 2000 Plan was terminated immediately following the closing of the initial public offering on July 31, 2007. No additional grants will be issued from the 2000 Plan; however, there are grants currently outstanding under this plan. The 2007 Plan became effective July 25, 2007, the effective date of the Company’s initial public offering. As of September 30, 2008, the total compensation cost related to non-vested options not yet recognized is $0.4 million, which will be charged to expense over the next 2.4 years.

A summary of activity under our stock plans is as follows:

			Weighted-	Weighted-Average
		Exercise Price	Average	Remaining
	Options	Per Share	Exercise Price	Contractual Term
Balance at December 31, 2007	1,534,269	$2.10-30.00	$6.81
Granted	21,665	0.63-1.54	0.84
Exercised	—	—	—
Canceled	(823,855)	1.54-30.00	5.11

Outstanding at September 30, 2008	732,079	$0.63-30.00	$6.93	8.31

Options exercisable at September 30, 2008	461,330	$0.63-30.00	$9.57	7.85

There was no aggregate intrinsic value on the options outstanding at September 30, 2008, since the exercise price of all outstanding options was greater than the closing stock price on September 30, 2008.
Restricted Stock Awards
On May 30, 2008, non-employee directors were issued a total of 119,050 shares of restricted stock at a grant date fair value of $0.63 per share for services rendered on the Company’s board of directors. The expense was recorded in the consolidated statement of operations under general and administrative expense.
Option Modifications
On May 31, 2008, in connection with a termination of employment, stock options granted to an executive officer were modified to accelerate the vesting for certain non-vested options by 12 months from the date of termination and the option exercise period was extended for 12 months. Options to purchase 118,000 shares of common stock were subject to this acceleration, which resulted in 29,500 shares vesting and a reduction in compensation expense of $3,000 in the nine months ended September 30, 2008 using the assumptions on the date of modification per SFAS No. 123 (revised 2004), Share-Based Payment.
On June 11, 2008, in connection with termination of employment, the stock options granted to two executive officers were modified to accelerate the vesting for certain non-vested options by 12 months from the date of termination and the option exercise period was extended for 12 months. Options to purchase 399,666 shares of common stock were subject to this acceleration, which resulted in 164,582 shares vesting and a reduction in compensation expense of $0.1 million in the nine months ended September 30, 2008 using the assumptions on the date of modification per SFAS No. 123.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss attributed to common stockholders	$(216)	$(11,589)	$(10,016)	$(16,341)
Basic and diluted weighted average common shares outstanding	10,165,733	8,108,910	10,100,321	4,460,148
Basic and diluted net loss per share	$(0.02)	$(1.43)	$(0.99)	$(3.66)

The following potential common shares have been excluded from the computation of diluted net loss per share since their effect would be antidilutive in each of the loss periods presented:

	At September 30,
	2008	2007
Stock options	732,079	789,200
Warrants	1,023,913	1,023,913

9. Segment Information
We are engaged in the discovery, development and commercialization of therapies for vascular disorders. We have only one reportable segment and, therefore, all segment-related financial information required by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, is included in the consolidated financial statements. The reportable segment reflects our structure, reporting responsibilities to the chief executive officer and the nature of the products under development.
10. Subsequent Events
We were advised by The Nasdaq Stock Market pursuant to Marketplace Rule 4300 that, in view of the Company’s recent business dispositions we are no longer an operating business, as a result, trading of our common stock was suspended on the Nasdaq Stock Market on October 22, 2008 and a Form 25-NSE will be filed with the Securities and Exchange Commission removing our securities from listing and registration on The Nasdaq Stock Market. A market maker is quoting our common stock on the OTC Bulletin Board, which is a regulated quotation service that displays real-time quotes, last-sales prices, and volume information in over-the-counter securities.

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
Our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to all such reports are available, free of charge, on our Internet website under “Investors-Financial Information,” as soon as reasonably practicable after we file electronically such reports with, or furnish such reports to, the SEC. Our Internet website address is http://www.imarx.com. Information on our website does not constitute a part of this Quarterly Report on Form 10-Q. As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company,” and “ImaRx” refer to ImaRx Therapeutics, Inc., a Delaware corporation.
Overview
We are a biopharmaceutical company whose research and development efforts have focused on the development of therapies for stroke and other vascular disorders, using our proprietary microbubble technology together with ultrasound. Our lead program, SonoLysis, involves the administration of our proprietary MRX-801 microbubbles and ultrasound to break up blood clots and restore blood flow to oxygen deprived tissues. We were previously engaged in the commercialization of one FDA approved drug, urokinase, but recently sold all rights to that product to Microbix Biosystems, Inc, or Microbix.
On June 11, 2008, in order to preserve capital resources, we announced a restructuring that included a significant workforce reduction in which all of our employees other than Bradford Zakes, our president and chief executive officer, and one additional employee were terminated. We paid a retention bonus to each of the remaining employees and entered into agreements with each of them to reimburse us a portion of the retention bonus should they voluntarily leave the employ of the Company prior to certain agreed upon dates. In furtherance of the June 2008 restructuring we discontinued substantially all research and development activity and are now exploring strategic alternatives for our clinical-stage SonoLysis program and other Company assets. Certain of our former key employees entered into consulting agreements with us in order to assist us in these efforts.
On September 23, 2008, we divested our urokinase business to Microbix. Under the terms of the agreement, Microbix acquired the remaining urokinase inventory and related assets and assumed full responsibility for ongoing commercial and regulatory activities associated with the product. Microbix paid to us an upfront payment of $2.0 million and assumed up to $0.5 million in chargeback liabilities for commercial product currently in the distribution channel. If the assumed chargeback liabilities paid by Microbix are less than the $0.5 million assumed, Microbix will issue payment to us for the difference. An additional $2.5 million payment will be made to us upon release by the FDA of the three lots of urokinase that are currently subject to a May 2008 Approvable Letter. Urokinase is an FDA-approved thrombolytic, or clot-dissolving agent, indicated for the treatment of acute massive pulmonary embolism. We purchased the product from Abbott Laboratories and had been selling the product since 2006.
As a result of the restructuring and our selling of the urokinase franchise, we now have new risks and challenges facing us. We are seeking strategic alternatives that would enable the continued development of our SonoLysis program and are preserving our cash resources in order to provide sufficient time to accomplish this objective. Historically, one of our primary sources of cash has been the sale of our urokinase product. Due to the sale of the urokinase asset to Microbix, we do not currently have any significant source of cash.
Product Sales, Research and Development Revenue
Our primary source of revenue through the third quarter of 2008 was derived from sales of our urokinase product. We commenced sales of urokinase in October 2006 and have been generating revenue from sales of this product since that date. As a result of the sale of the urokinase franchise and inventory to Microbix, future revenues will no longer be recognized once the product currently held at the wholesale distributors is sold through to the end user. In addition to our commercial product sales, we have also generated a limited amount of revenue by providing research services for projects funded under various government grants. We do not anticipate recognizing revenues associated with research services in future periods.

All product sales recorded to date relate to sales of urokinase in the United States. Due to our limited returns history and the fact that customers may return expired urokinase product that is in its original, unopened cartons within 12 months past the product expiration date, we currently account for these product shipments using a deferred revenue recognition model. We do not recognize revenue upon product shipment to a wholesale distributor but rather, we defer the recognition of revenue until the right of return no longer exists or when the product is sold to the end user as is stipulated by SFAS No. 48, Revenue Recognition When the Right of Return Exists. We record product sales net of chargebacks, distributor fees, discounts paid to wholesale distributors, and administrative fees paid to Group Purchasing Organizations (GPOs). The allowances are based on historical information and other pertinent data. As of September 30, 2008, we had deferred revenue of $1.2 million. Currently there are limited quantities of inventory remaining with our wholesale distributors and as a result of the sale of all remaining inventory of urokinase to Microbix, future revenue recognition will cease and deferred revenue will be reduced to zero.
Cost of Product Sales
Cost of product sales had been determined using a weighted-average method and included the acquisition cost of the inventory as well as additional labeling costs we incurred to bring the product to market. Our product pricing was fixed, but could include a variable sales or cash discount depending on the nature of the sale. Our gross margins were affected by chargebacks, discounts and administrative fees paid to the wholesale distributors and GPOs. Due to the divestiture of our urokinase product, we will cease to have cost of product sales once all vials at the wholesale distributors have been sold to a hospital or other end user or have expired.
Research and Development Expenses
We classify our research and development expenses into four categories of activity, namely: research, development, clinical and regulatory. Our research and development efforts were focused primarily on product candidates from our SonoLysis program. As part of our restructuring effort announced in June 2008, we have ceased all research related activities related to our SonoLysis program.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and our reported revenue and expenses. Significant management judgment is required to make estimates in relation to inventory and intangible asset valuation, chargebacks and administrative fee accruals and previous clinical trial costs and costs associated with transitioning to a public reporting company. We evaluate our estimates, and judgments related to these estimates, on an ongoing basis. We base our estimates of the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. There has been no significant change in our critical accounting policies or estimates from those policies or estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on form 10-K/A filed with the Securities and Exchange Commission on April 3, 2008 except for those discussed below under “Inventory and Inventory Subject to Return” and “Long-lived and Intangible Assets.”

Inventory and Inventory Subject to Return
Inventory of urokinase is comprised of finished goods and is stated at the lower of cost or market value. Inventory value was initially determined as a result of the purchase price allocation from the acquisition of this product from Abbott Laboratories in 2006.
On September 23, 2008, we divested the urokinase business and sold all of the remaining urokinase inventory to Microbix. As such, the inventory value at September 30, 2008 is zero.
As of September 30, 2008, all of the vials in inventory held by our wholesale distributors, or $0.6 million in inventory value will expire at various times up to September 2009. Once labeled inventory expires it cannot be relabeled and sold.
Long-lived and Intangible Assets
We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If it is determined that the asset may not be recoverable and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference. SFAS 144 requires companies to separately report discontinued operations, including components of an entity that either have been disposed of (by sale, abandonment or in a distribution to owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
In the three months ended June 30, 2008, we evaluated our intangible assets for impairment due to the receipt of the approvable letter from the FDA and determined that all of the intangible assets were impaired. As such, these intangibles were written off by recording a $1.3 million impairment. We also initiated a plan to sell our laboratory equipment, which we valued at fair value and recorded a $0.5 million impairment. The assets were classified as held for sale. In the three months ended September 30, 2008, we completed the sale of $152,000 of assets held for sale for cash of $115,000 and the termination of a lease agreement, which resulted in a reduction of future lease payments of $16,000. We recorded an additional loss on the sale of equipment in this transaction in the amount of $21,000.
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
Historically, we provided research services under certain grant agreements, including federal grants from the National Institutes of Health. We recognized revenue for these research services as the services were performed. Revenue from grants was recognized over the contractual period of the related award.

Results of Operations
Three Months Ended September 30, 2007 Compared to 2008
Product Sales, Research and Development Revenue. Our total revenues decreased from $2.3 million in the third quarter of 2007 to $1.7 million in the third quarter of 2008. Sales of urokinase to end users by our wholesale distributors decreased from $2.3 million in the third quarter of 2007 to $1.7 million for the third quarter of 2008. The decrease is primarily attributable to a decrease in inventory levels of urokinase at the wholesale distributors resulting from the delay by the FDA in releasing the three lots of urokinase inventory that are currently subject to a May 2008 FDA Approvable Letter offset partially by an increase in revenue due to the change in estimating the chargeback and administrative fees that net with product revenues.
Cost of Product Sales. Cost of product sales was $1.1 million in the third quarter of 2007 compared to $0.7 million for the third quarter of 2008. The cost of product sales includes the price paid to acquire the product as well as labeling costs that are directly incurred in bringing the product to market. This decrease is associated with the decrease in the sales of urokinase to end users by our wholesale distributors.
Research and Development Expenses. Research and development expenses decreased from $2.1 million in the third quarter of 2007 to $0.4 million in the third quarter of 2008. This decrease is related to lower clinical trial costs associated with the wind down of our clinical trial and reduced salaries associated with restructuring activities.
General and Administrative Expenses. General and administrative expenses decreased from $1.8 million in the third quarter of 2007 to $0.8 million in the third quarter 2008. This decrease was principally a result of reduced salaries associated with our restructuring activities, reduction of amortization expense due to intangible assets written off in the second quarter of 2008 and reduced director and patent fees.
Interest and Other Income, net. Interest and other income decreased from income of $0.3 million in the third quarter 2007 to expense of $1,000 in the third quarter of 2008, primarily as a result of a decrease in interest earned due to lower cash balances and lower interest rates and the loss on sale of assets in the third quarter of 2008.
Nine Months Ended September 30, 2007 Compared to 2008
Product Sales, Research and Development Revenue. Our total revenues increased from $5.7 million for the nine month period ended September 30, 2007 to $5.8 million for the same period in 2008, primarily due to increased sales of urokinase product to end users by our wholesale distributors in the first six months of the year.
Cost of Product Sales. Cost of product sales remained constant at $2.5 million for the nine month period ended September 30, 2007 and 2008. The cost of product sales includes the price paid to acquire the product as well as labeling costs that are directly incurred in bringing the product to market.
Research and Development Expenses. Research and development expenses decreased from $5.3 million for the nine month period ended September 30, 2007 to $3.0 million for the same period in 2008. This decrease was principally a result of reduced clinical trials costs as a result of the wind down or our clinical trial and reduced salaries associated with restructuring activities.
General and Administrative Expenses. General and administrative expenses increased from $4.4 million for the nine month period ended September 30, 2007 to $5.8 million for the same period in 2008. This increase was principally a result of severance costs associated with our June 2008 restructuring, an increase in costs associated with maintaining public company infrastructure and increased marketing costs related to the rebranding of our urokinase product offset partially by a decrease in amortization.
Interest and Other Income, net. Interest and other income was $0.4 million for the nine month period ended September 30, 2007 and $35,000 for the nine month period ended September 30, 2008. The reduction is related to a loss recorded on the sale of assets as well as the reduced cash balance earning interest.

Asset Impairment. The asset impairment in the nine months ended September 30, 2008 of $10.0 million is related to a $0.5 million impairment of all laboratory equipment that was classified as available for sale in the second quarter of 2008 and a $9.5 million impairment related to the write-down and sale of our urokinase assets.
Gain on extinguishment of debt. Gain on extinguishment of debt was $0.2 million for the nine months ended September 30, 2007 related to a debt for patent costs and $5.6 million for the nine months ended September 30, 2008 related to the satisfaction, waiver and release agreement signed with Abbott Laboratories related to our note payable for the purchase of the urokinase assets.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred losses since our inception. At September 30, 2008, we had an accumulated deficit of $91.2 million. We have historically financed our operations principally through the public offering and private placement of shares of our common and preferred stock and convertible notes, government grants, and, more recently, product sales of urokinase, which commenced in October 2006. During the year ended December 31, 2007, we received net proceeds of $12.4 million from the issuance of shares of our common stock. As of September 30, 2008, we received net proceeds of $15.8 million from sales of urokinase inventory to certain of our wholesale distributors. At September 30, 2008, we had $2.4 million in cash and cash equivalents.
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
On September 23, 2008, we divested our urokinase business to Microbix. Through this transaction, Microbix acquired the remaining urokinase inventory and related assets and assumed full responsibility for ongoing commercial and regulatory activities associated with the product. Microbix paid to us an upfront payment of $2.0 million and assumed up to $0.5 million in chargeback liabilities for commercial product currently in the distribution channel. If the assumed chargeback liabilities paid by Microbix are less than the $0.5 million assumed, Microbix will issue payment to us for the difference. An additional $2.5 million payment will be made to us upon release by the FDA of the three lots of urokinase that are currently subject to a May 2008 Approvable Letter.
Cash Flows
Net Cash Provided by or Used in Operating Activities. Net cash provided by operating activities in the nine months ended September 30, 2007 primarily reflects net loss offset in part by changes in working capital. Net cash used in operating activities in the nine months ended September 30, 2008 primarily reflects the net loss offset in part by the gain on extinguishment of debt, asset impairment charges, changes in working capital and depreciation.
Net Cash Used in Investing Activities. Net cash used in investing activities was $0.5 million and $11,000 for the nine months ended September 30, 2007 and 2008, respectively. Net cash used in investing activities primarily reflects purchases of property and equipment, including manufacturing, information technology, laboratory and office equipment.
Net Cash Provided by or Used in Financing Activities. Net cash provided by financing activities was $7.6 million for the nine months ended September 30, 2007 and cash used in financing activities was $5.9 million for the same period in 2008. Net cash provided by financing activities for the nine months ended September 30, 2007 was attributable to proceeds from the issuance of common stock in the amount of $12.4 million offset partially by a $4.8 million increase in the restricted cash balance in relation to the note payable to Abbott Laboratories. Net cash used in financing activities for the nine months ended September 30, 2008 was attributable to the $6.3 million payment on the note payable to Abbott Laboratories offset partially by the $0.4 million change in the restricted cash balance.

Operating Capital and Capital Expenditure Requirements
As a result of the events leading to our June 2008 restructuring, we have new risks and challenges facing us. Historically, our primary source of liquidity has been the public offering and private placement of shares of our common and preferred stock and convertible notes, government grants, and, more recently, product sales of urokinase. We do not currently have a significant source of cash.
In furtherance of the June 2008 restructuring we are now exploring strategic alternatives for our clinical-stage SonoLysis program and other Company assets, which may involve the disposition of substantially all of these assets. As a result of the sale of all of our urokinase assets to Microbix on September 23, 2008, we have sufficient capital to fund our operating needs into the second quarter 2009. Our operating needs include the planned costs to operate our business and the amount required to fund our working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of the date of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.
Item 1A. Risk Factors.
The following information sets forth material changes from the risk factors we previously disclosed in our filings with the SEC. These risks, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks including those previously disclosed in our filings with the SEC as well as those not presently known to us or those that we currently deem immaterial, may also affect our business operations.
We may not be able to identify or consummate a strategic transaction for our clinical-stage SonoLysis program and other Company assets. We do not have adequate resources to continue these activities ourselves and must find strategic partners or alternative funding sources in order to continue these activities.
On June 11, 2008, following termination of an agreement with Microbix Biosystems relating to the sale of our urokinase inventory and related assets and our receipt of a letter from the FDA indicating that additional testing would be required for approval of our urokinase stability testing program and release of labeled vials of urokinase, we announced a restructuring that included a significant workforce reduction. In furtherance of the June 2008 restructuring, we are now exploring strategic alternatives for our clinical-stage SonoLysis program and other Company assets. We may not be able to successfully achieve the desired benefits of any strategic alternative undertaken by us. There can be no assurance that we will identify any attractive strategic opportunities or that if we identify one that we will consummate a transaction on favorable terms. If the exploration of strategic alternatives does result in a transaction, we are unable to predict what the market prices of our common stock would be after the announcement of such a transaction. In addition, the market price of our stock could be highly volatile as we explore strategic alternatives and may be more volatile if and when a transaction is announced.
We will need additional capital to fund our operations beyond the second quarter 2009. If we are unable to identify or consummate an attractive strategic transaction for our clinical-stage SonoLysis program or other Company assets in a timely manner we may be forced to delay, reduce or eliminate these activities and we may be unable to timely pay our debts.
We believe that our cash, cash equivalents and investments will be sufficient to fund our continuing operations and other demands and commitments into the second quarter 2009. Our funding requirements will, however, depend on numerous factors, including:
•	whether Microbix is successful in obtaining lot release from the FDA with respect to the three lots currently subject to an FDA Approvable Letter:

•	the timing and amount of revenue from a strategic transaction for our clinical-stage SonoLysis program and other Company assets;

•	personnel, facilities and equipment requirements; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs, if any, and the result of any such litigation.
We cannot be certain that we will generate any additional funding. We may be forced to accept terms on a strategic transaction that are highly dilutive or otherwise disadvantageous to our existing stockholders. If we are unable to secure adequate financing, we could be required to liquidate the remaining assets.

We have only two full-time employees and consulting relationships with certain other former key employees. We may not have sufficient personnel to effectively identify or consummate an attractive strategic transaction for our clinical-stage SonoLysis program and other Company assets in a timely manner, or at all.
Our success depends substantially on the services of our two employees and key consultants. The loss of the services of one or more of these persons could have a material adverse effect on our business. Each of these persons may terminate his or her relationship with us without notice and without cause or good reason. Our ability to identify or consummate an attractive strategic transaction for our clinical-stage SonoLysis program and other Company assets is substantially dependent on these persons and without them we cannot be certain that we will be able to do accomplish our business objectives.
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
Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes: (i) maintaining reasonably detailed records that accurately and fairly reflect our transactions; and (ii) providing reasonable assurance that we (a) record transactions as necessary to prepare the financial statements, (b) make receipts and expenditures in accordance with management authorizations, and (c) would timely prevent or detect any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. As a result of the restructuring plan initiated in June 2008 management believes that there have been changes in our internal control environment that have materially affected our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was ineffective as of the end of the period covered by this quarterly report.
Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure could cause an immediate loss of investor confidence in our management and a sharp decline in the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds
Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-142646), which was declared effective by the Securities and Exchange Commission on July 25, 2007.
We received net proceeds of $12.4 million from the offering. As of September 30, 2008, $0.4 million of the net proceeds from the offering was in short-term, interest-bearing, investment-grade securities and $12.0 million of the proceeds were used to fund SonoLysis development and urokinase commercialization activities, pay the non-recourse note to Abbott Laboratories and working capital and other general corporate purposes. The remaining funds may be used for working capital and other general corporate purposes.

Item 6. Exhibits.
Exhibits

Incorporated by Reference
Exhibit		Filed		Exhibit
No.	Exhibit Title	Herewith	Form	No.	File No.	Filing Date
10.1	Asset Purchase Agreement, dated September 22, 2008, by and between ImaRx Therapeutics, Inc. and Microbix Biosystems Inc.		8-K	10.1	081091125	September 26, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Principal Financial and Accounting Officer	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMARX THERAPEUTICS, INC.

Date: November 13, 2008	By:	/s/ Bradford A. Zakes Bradford A. Zakes,
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX
Exhibit Index

Incorporated by Reference
Exhibit		Filed		Exhibit
No.	Exhibit Title	Herewith	Form	No.	File No.	Filing Date
10.1	Asset Purchase Agreement, dated September 22, 2008, by and between ImaRx Therapeutics, Inc. and Microbix Biosystems Inc.		8-K	10.1	081091125	September 26, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Principal Financial and Accounting Officer	X