Form 10-K
period 2008-12-31
IMARX THERAPEUTICS INC
filed 2009-03-09
CIK 1123695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number 001-33043

ImaRx Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	86-0974730 (I.R.S. Employer Identification No.)

12277 134th Court NE, Suite 202, Redmond, WA	98052
(Address of Principal Executive Offices)	(Zip Code)
(425) 821-5501
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value
(Title of Each Class)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of February 24, 2009, there were 10,165,733 shares of the Registrant’s Common Stock outstanding. As of the last day of the most recently completed second fiscal quarter (June 30, 2008), the aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $1.4 million, based on the closing price per share of the Registrant’s Common Stock on such date. This amount excludes an aggregate of 1,516,847 shares of Common Stock held by officers and directors and each person known by the Registrant to own 10% or more of the outstanding Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the Registrant, or that the Registrant is controlled by or under common control with such person.

PART I
ITEM 1. BUSINESS
Overview
ImaRx Therapeutics, Inc., is a development stage biopharmaceutical company whose research and development efforts have focused on the development of therapies for stroke and other vascular disorders, using our proprietary microsphere technology together with ultrasound. Our lead program, SonoLysis, involves the administration of our proprietary MRX-801 microspheres and ultrasound to break up blood clots and restore blood flow to oxygen deprived tissues. We were previously engaged in the commercialization of one drug approved by the Food and Drug Administration or FDA, urokinase. Urokinase is an FDA-approved thrombolytic, or clot-dissolving agent, indicated for the treatment of acute massive pulmonary embolism. We purchased the product from Abbott Laboratories and had been selling the product since 2006 until we sold all rights to that product to Microbix Biosystems, Inc., or Microbix, in the third quarter of 2008.
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
On September 23, 2008, we divested our urokinase business to Microbix. Under the terms of the agreement, Microbix acquired the remaining urokinase inventory and related assets and assumed full responsibility for ongoing commercial and regulatory activities associated with the product. Microbix paid to us an upfront payment of $2.0 million and assumed up to $0.5 million in chargeback and other liabilities for commercial product currently in the distribution channel. If the assumed chargeback and other liabilities paid by Microbix are less than $0.5 million, Microbix will issue payment to us for the difference. An additional $2.5 million payment will be made to us upon release by the FDA of three lots of urokinase that are currently subject to a May 2008 Approvable Letter. Microbix is presently working with the FDA to secure the release of the three lots of urokinase. There can be no assurances that Microbix will be successful in securing such release in a timely manner or at all. If Microbix is unable to secure the release of the three lots we will not entitled to the additional $2.5 million payment.
We are seeking strategic alternatives that would enable the continued development of our SonoLysis program and are preserving our cash resources in order to provide sufficient resources to accomplish this objective. Historically, one of our primary sources of cash has been the sale of our urokinase product. Due to the sale of the urokinase asset to Microbix, we do not currently have any significant source of cash.
Our Development Stage Programs
SonoLysis Program. Our SonoLysis program involves the administration of our proprietary MRX-801 microspheres and ultrasound to break up blood clots and restore blood flow to oxygen deprived tissues. Our MRX-801 microspheres are a proprietary formulation of a lipid shell encapsulating an inert biocompatible gas. We believe the sub-micron size of our MRX-801 microspheres allows them to penetrate a blood clot, so that when ultrasound is applied their expansion and contraction, or cavitation, can break the clot into very small particles. We believe that our SonoLysis product candidate has the potential to treat ischemic stroke as well as a broad variety of other vascular disorders associated with blood clots.
Our initial therapeutic focus for our SonoLysis program has been ischemic stroke. Approximately 795,000 adults in the U.S., or one every 40 seconds, are afflicted with, and 150,000 die as a result of, some form of stroke each year. Stroke is currently the third leading cause of death, and the leading cause of disability, in the United States. Approximately 3 million Americans are currently disabled from stroke. The American Stroke Association estimates that approximately $68.9 billion was spent in the U.S. in 2009 for stroke-related medical costs and disability. The vast majority of strokes, approximately 87% according to the American Stroke Association, are ischemic in nature, meaning that they are caused by blood clots, while the remainder are the more deadly hemorrhagic strokes caused by bleeding in the brain. However, available treatment options for ischemic stroke are subject to significant therapeutic limitations. For example, the most widely used treatment for ischemic stroke is a clot-dissolving, or thrombolytic, drug that can be administered only during a narrow time window and poses a risk of bleeding, resulting in 7% or less of ischemic stroke patients receiving such treatment. We believe that our SonoLysis program, which involves the administration of our proprietary MRX-801 microspheres and ultrasound to break up blood clots and restore blood flow to oxygen deprived tissues, has the potential to expand this narrow treatment window, thus increasing the number of stroke patients eligible to receive this therapy.

The only FDA approved drug for the treatment of ischemic stroke is tPA. The FDA has restricted tPA’s use only to patients who are able to begin treatment within three hours of onset of symptoms of ischemic stroke and who do not have certain risk factors for bleeding, such as recent surgery or taking medications that prevent clotting. To administer our SonoLysis therapy, MRX-801 microspheres are injected intravenously into the bloodstream, disperse naturally throughout the body and are carried to the site of the blood clot. Ultrasound is then administered to the site of the blood clot, and the energy from the ultrasound causes the MRX-801 microspheres to expand and contract vigorously, or cavitate. We believe this cavitation both mechanically breaks up the blood clot and helps to enhance the body’s natural clot dissolving processes. The gas released by the MRX-801 microspheres is then cleared from the body by exhaling, and the lipid shell is processed like other fats in the body. Because SonoLysis therapy has the potential to be used without a thrombolytic drug and its associated risk of bleeding, we believe SonoLysis therapy may offer advantages over existing treatments for ischemic stroke, including extending the treatment window beyond three hours from onset of symptoms and broadening treatment availability to patients for whom thrombolytic drugs are contraindicated due to risk of bleeding.
In January 2008, we suspended enrollment in our Phase I/II randomized, placebo controlled clinical trial designed to evaluate the safety, tolerability and activity of escalating doses of MRX-801microspheres and ultrasound as an adjunctive therapy to tPA treatment in subjects with acute ischemic stroke. Because the safety data following the second cohort indicated that there were a greater number of intracranial hemorrhage events observed in subjects receiving treatment relative to controls in the second cohort, we concluded the study based on these findings. This effect was not observed in subjects treated in the first cohort. We have not yet conducted any clinical trials using our proprietary MRX-801 microspheres with ultrasound to treat blood clot indications without a thrombolytic drug. We estimate that if approved by the FDA over 200,000 ischemic stroke patients in the U.S. could be eligible for SonoLysis therapy.
In furtherance of the June 2008 restructuring we discontinued substantially all research and development activity and are now evaluating strategic alternatives for funding and continuation of our clinical-stage SonoLysis program and for our other Company assets.
Additional Research Stage Opportunities. Following our recent restructuring and significant workforce reduction, we suspended all ongoing research stage programs and are also evaluating strategic alternatives for the funding and continuation of these programs.
Our Business Strategy
Our goal is to become a leading provider of therapies for vascular disorders. In order to achieve this objective, our business strategy includes the following key elements:
•	Obtain additional funding and/or enter into strategic partnerships to gain access to the required operating capital to continue the development of our SonoLysis program, and;
•	Execute on our development plan to incrementally advance our SonoLysis program towards commercialization.

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
Over 8 million people in the U.S. are afflicted each year with complications related to blood clots. Our business is currently focused on the treatment of ischemic stroke, in which safe and rapid removal of blood clots is essential.
Ischemic Stroke
Approximately 795,000 adults in the U.S., or one every 40 seconds, are afflicted with, and 150,000 die as a result of, some form of stroke each year. Stroke is currently the third leading cause of death, and the leading cause of disability, in the United States. Approximately 3 million Americans are currently disabled from stroke. The American Stroke Association estimates that approximately $68.9 billion will be spent in the U.S. in 2009 for stroke related medical costs and disability.
The vast majority of strokes, approximately 87% according to the American Stroke Association, are ischemic strokes, meaning that they are caused by blood clots, while the remainder are hemorrhagic strokes, caused by bleeding in the brain, and are more deadly. However, available treatment options for ischemic stroke are subject to significant therapeutic limitations. For example, the most widely used treatment for ischemic stroke is a clot-dissolving, or thrombolytic, drug that can be administered only during a narrow time window and poses a risk of bleeding, resulting in 7% or less of ischemic stroke patients receiving such treatment.
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
Thrombolytic Drugs
Thrombolytic drugs dissolve blood clots by breaking up fibrin, the protein that provides the structural scaffold of blood clots. The most widely used thrombolytic drug today is a form of tissue plasminogen activator, commonly referred to as tPA. tPA is marketed in several different formulations that are approved for a variety of specific vascular disorders and is the only thrombolytic drug currently approved for the treatment of ischemic stroke.

Thrombolytic drugs involve a variety of risks and potential side effects that can limit their usefulness:
•	Risk of Bleeding — Thrombolytic drugs dissolve blood clots, including those formed naturally as a protective response to vessel injury, which can result in bleeding. The risk of bleeding increases relative to the dosage and duration of treatment and differs among the various thrombolytic drugs. Patients who are already taking other medications to prevent formation of clots, such as anticoagulants or antiplatelets, also may not be good candidates for the use of thrombolytic drugs, due to the increased difficulty of controlling bleeding. As a result, thrombolytic drugs are approved by the FDA subject to strict limitations on when, how long and in what dosages they can be administered.
•	Time Window for Administration — Due to the risk of bleeding, which increases over time, tPA is only approved for administration to ischemic stroke patients within three hours after the onset of stroke symptoms. This three-hour window is considered to be one of the primary limiting factors in treating ischemic stroke. Approximately 28% of ischemic stroke patients in the U.S. recognize their symptoms and reach an emergency room within the three-hour window. However, due to other limitations, fewer than 7% of U.S. ischemic stroke patients ultimately receive treatment with a thrombolytic drug.
•	Possible Immune Response — Some patients experience an immune response due to the continued administration of thrombolytic drugs. For example, thrombolytic drugs that are based on non-human biological material, such as streptokinase, which is produced using streptococcus bacteria, may stimulate such an immune reaction.
Mechanical Devices and Procedures
There are several mechanical means for removing or destroying blood clots. Thrombectomy, or surgical clot removal procedures are invasive and entail delays, costs and risks that accompany any major surgery. Although these procedures are less suitable for removing blood clots from the brain, there are devices approved for these cranial surgical procedures.
In addition, there are some mechanical devices that can be introduced through a catheter-based delivery system to mechanically break up a blood clot, or to ensnare and retract a clot through the vascular system and out of the body. These mechanical devices are generally not found outside of major medical centers, as they require a catheter laboratory and skilled personnel to administer the procedure. While they do not cause the same bleeding risk as thrombolytic drugs, these mechanical interventions pose some risk of damaging other tissues during treatment, as well as a risk of breaking off a piece of the clot that can itself become the cause of a stroke or embolism in some other part of the body.
Manufacturing
We have contracted with a third party to produce the necessary quantities of our MRX-801 microspheres for clinical research purposes.
Our contract manufacturers will be subject to unannounced inspections by the FDA and corresponding foreign and state agencies to ensure strict compliance with the FDA’s current Good Manufacturing Practices, or cGMP, and other applicable governmental quality control and record-keeping regulations. We do not have control over and cannot ensure third-party manufacturers’ compliance with these regulations and standards. If one of our manufacturers fails to maintain compliance, the production of our product candidates could be interrupted, which could result in substantial delays, and additional costs.
Competition
The market for therapies to treat vascular disorders associated with blood clots is highly competitive. Numerous companies are developing competing treatments for ischemic stroke. Many of these competitors have significantly greater financial reserves than we do, and have access to greater resources. We expect that our competitors will continue to pursue the development of new or improved treatments for ischemic stroke.
Although we are unaware of any other companies that are developing microsphere technologies for therapeutic use in vascular disorders, there are two principal groups of competitors offering treatments to break up or remove blood clots: thrombolytic drug companies, and vendors of mechanical thrombectomy or similar devices.

Thrombolytic Drug Competitors
The U.S. market for thrombolytic drugs is dominated by Genentech, Inc., which manufactures tPA, the most widely used thrombolytic drug. Whereas, we are aware that other thrombolytic drugs have been under development for the treatment of ischemic stroke, Genentech’s tPA is currently the only thrombolytic drug that has been approved by the FDA for this indication. Other companies also offer or are developing thrombolytic drugs for treatment of blood clots associated with myocardial infarction and peripheral vascular occlusions, but since we view thrombolytic drugs as complementary to our SonoLysis therapy, we do not consider those product offerings or programs to be competitive with our current business strategy.
Device Competitors
One of the primary device-based treatments for ischemic stroke is the Mechanical Embolus Removal in Cerebral Ischemia retrieval system or the MERCI system, which is an intravascular catheter-based therapy marketed by Concentric Medical, Inc. This device is used to engage the clot and retract it through the catheter and out of the body. On January 7, 2008, Penumbra, Inc. announced 510(k) clearance of the Penumbra System which is also used for the revascularization of patients with acute ischemic stroke. The Penumbra System is comprised of an aspiration platform containing multiple devices that are size-matched to the specific neurovascular anatomy allowing clots to be aspirated out of intracranial vessels.
Patents and Proprietary Rights
Our success depends in part on our ability to develop a competitive advantage in the market through the use of microspheres and ultrasound for treatment of blood clots and vascular diseases in various parts of the body. Our ability to obtain intellectual property that protects our MRX-801 microspheres and ultrasound treatment in the presence or absence of drugs will be important to our success. Our strategy is to protect our proprietary positions by, among other things, filing U.S. and foreign patent applications related to our technology, inventions and improvements that are directed to the development of our business and our competitive advantages. Our strategy also includes developing know-how and trade secrets, and licensing technology related to bubbles and ultrasound from third parties.
The U.S. patents that we own cover certain applications related to microsphere compositions and methods of making and using such microspheres with ultrasound for the treatment of blood clots. Patents that cover our core technology expire between 2009 and 2024.
We have several pending patent claims, including allowed claims that have not yet issued, that cover additional elements of our microsphere technology. We plan to file additional patent applications on inventions that we believe are patentable and important to our business and intend to aggressively pursue and defend patent protection on our proprietary technologies.
Our ability to operate without infringing the intellectual property rights of others and to prevent others from infringing our intellectual property rights will also be important to our success. To this end, we have reviewed all patents owned by third parties of which we are aware that are related to microsphere technology and gas filled vesicles, in the presence or absence of ultrasound, and thrombolysis using gas filled vesicles, and believe that our current products do not infringe any valid claims of the third party patents that we have analyzed. There are a large number of patents directed to therapies for blood clots, and there may be other patents or pending patent applications of which we are currently unaware that may impair our ability to operate. We are currently not aware of any third parties infringing our issued claims.
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
Categories of Regulation
In some cases, our product candidates may fall into multiple categories and require regulatory approval in more than one category. For example, our SonoLysis therapy involves a combination of drug and device, which would require approval as a combination product before we could market either of these therapies. Our proprietary MRX-801 microspheres, which are injected into the bloodstream, have been designated as a drug by the FDA. Outside the U.S., our product candidates are also subject to regulation as drugs or medical devices, and must meet similar regulatory hurdles as in the U.S. to gain approval and reach the market.
Drug Regulation
The process required by the FDA before drug candidates may be marketed in the U.S. generally involves the following:
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
For purposes of NDA approval, human clinical trials are typically conducted in three sequential phases that may overlap. Moreover, the objectives of each phase may be split or combined, leading to Phase I/II and other similar trials that may be used to satisfy the requirements of otherwise separate clinical trials as follows:
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

The results of product development, preclinical testing and clinical trials are submitted to the FDA as part of an NDA . The submission of an NDA must be accompanied by a user fee of several hundred thousand dollars, unless a particular waiver applies. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied or for any other reason, or it may require additional clinical data or an additional Phase III clinical trial. Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years.
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
Unless an exemption applies, each medical device distributed commercially in the U.S. requires either prior 510(k) clearance or pre-market approval, referred to as a PMA, from the FDA. The FDA classifies medical devices into one of three classes. Class I devices are subject only to general controls, such as establishment registration and device listing, labeling, medical devices reporting, and prohibitions against adulteration and misbranding. Class II medical devices require prior 510(k) clearance before they may be commercially marketed in the U.S. The FDA will clear marketing of a medical device through the 510(k) process if the FDA is satisfied that the new product has been demonstrated to have the same intended use and is substantially equivalent to another legally marketed device, including a 510(k)-cleared, or predicate, device, and otherwise meets the FDA’s requirements. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a predicate device, are placed in Class III, generally requiring submission of a PMA supported by clinical trial data. Currently we have one shaker device that is a Class I device that we use to form our MRX-801 microspheres.
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

Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance. To perform a clinical trial in the U.S. for a significant risk device, prior submission of an application for an Investigational Device Exemption, or IDE to the FDA is required. An IDE amendment must also be submitted before initiating a new clinical study under an existing IDE, such as initiating a pivotal clinical trial following the conclusion of a feasibility clinical trial. The FDA responds to an IDE or an IDE amendment for a new clinical trial within 30 days. The FDA may approve the IDE or amendment, grant an approval with certain conditions, or identify deficiencies and request additional information. It is common for the FDA to require additional information before approving an IDE or amendment for a new clinical trial, and thus final FDA approval on a submission may require more than the initial 30 days. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, and any available data on human clinical experience, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The animal and laboratory testing must meet the FDA’s good laboratory practice requirements.
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
Regulatory Enforcement
Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA or state authorities, which may include any of the following sanctions:
•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	product recalls or market withdrawals;
•	customer notifications, repair, replacement, refunds, recall or seizure of our products;
•	operating restrictions, partial suspension or total shutdown of production;

•	refusal to grant new regulatory approvals;

•	withdrawing NDAs, 510(k) clearance or PMA that have already been granted; and

•	criminal prosecution.
Employees
We have two full-time employees who are engaged in executive, administrative, accounting and business development functions. None of our employees is covered by a collective bargaining agreement.
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
We have a history of net losses and negative cash flow from operations since inception. As of December 31, 2008, we had an accumulated deficit of $91.3 million. We have incurred losses in each year since our inception. Our net losses applicable to common stockholders for the fiscal years ended December 31, 2008 and 2007 were $10.1 million and $18.6 million, respectively. We currently do not have sufficient cash resources to further product development activities. However, if and when we are successful in obtaining such resources, we expect our product development expenses to increase in connection with our ongoing and future product development initiatives. Because of the numerous risks and uncertainties associated with developing new medical drugs and devices, we are unable to predict the extent of any future losses or when we will become profitable, if ever.
Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.
We have received an audit report from our independent registered accounting firm containing an explanatory paragraph stating that our historical recurring losses from operations which has resulted in an accumulated deficit of $91.3 million at December 31, 2008 raises substantial doubt about our ability to continue as a going concern.
We will need additional capital to fund our present operations beyond the third quarter 2009. If we are unable to identify or consummate an attractive strategic transaction for our SonoLysis program or our other assets in a timely manner we may be forced to delay, reduce or eliminate these activities and we may be unable to timely pay our debts.
We do not currently have sufficient cash resources to fund any product development activities. Our current activities are directed toward securing an attractive strategic transaction for our SonoLysis program and our other assets. We believe that our cash and cash equivalents will be sufficient to fund these activities and other demands and commitments into the third quarter 2009. Our funding requirements will, however, depend on numerous factors, including:
•	whether Microbix is successful in obtaining lot release from the FDA with respect to the three lots currently subject to an FDA Approvable Letter:
•	the timing and amount of revenue from a strategic transaction for our clinical-stage SonoLysis program and our other assets;

•	personnel, facilities and equipment requirements; and
•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs, if any, and the result of any such litigation.
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
If we are unable to develop, manufacture and commercialize our product candidate, we may not generate sufficient revenue to continue our business.
The process to develop, obtain regulatory approval for and commercialize potential drug candidates is long, complex and costly. Our proprietary SonoLysis microsphere technology has not been used in clinical trials other than our concluded Phase I/II clinical trial. As a result, our business in the near term is substantially dependent upon our ability to complete development, obtain regulatory approval for and commercialize our SonoLysis product candidate in a timely manner. If we are unable to commercialize or license our SonoLysis product candidates, we may not be able to earn sufficient revenue to continue our business.
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
We cannot be certain that our products will achieve any degree of market acceptance among physicians and other health care providers and payers, even if necessary regulatory approvals are obtained. We believe that recommendations by physicians and other health care providers and payers will be essential for market acceptance of our products, and we cannot be certain we will ever receive any positive recommendations or reimbursement. Recently, the labels of certain microspheres currently being commercialized as contrast agents for use in echocardiography were revised by the FDA to include warnings with respect to certain serious cardiopulmonary reactions, including fatalities observed when the bubbles were administered during echocardiography. One of the microspheres marketed under the brand name Definity® is similar in composition to our MRX-801 microsphere. As a result, our MRX-801 microsphere, if approved, may receive a similar warning that could negatively impact use of our product by physicians and may require us to conduct additional clinical tests, which would increase our development costs and may delay commercialization of our product. Physicians will not recommend our products unless they conclude, based upon clinical data and other factors, that our products are safe and effective. We are unable to predict whether any of our product candidates will ever achieve market acceptance, either in the U.S. or internationally. A number of factors may limit the market acceptance of our products, including:
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
New products and technological development in the pharmaceutical and medical device industries may adversely affect our ability to complete required regulatory requirements and introduce our product candidates into the market or may render our products obsolete. The markets into which we plan to introduce our products are characterized by constant and sometimes rapid technological change, new and improved product introductions, changes in regulatory requirements, and evolving industry standards. Our ability to execute our business plan will depend to a substantial extent on our ability to identify new market trends and develop, introduce and support our candidate products on a timely basis. If we fail to develop and commercialize our product candidates on a timely basis, we may be unable to compete effectively. If we eventually succeed at obtaining regulatory approval for commercial sale of our product candidate, competitive developments may have diminished our product opportunities, which would have an adverse impact on our business prospects and financial condition.
We intend to rely heavily on third parties to implement critical aspects of our business strategy, and our failure to enter into and maintain these relationships on acceptable business terms, or at all, would materially adversely affect our business.
We intend to rely on third parties for certain critical aspects of our business, including:
•	manufacturing of our MRX-801 and other proprietary microspheres;

•	conducting clinical trials;

•	conducting preclinical studies;

•	preparing, submitting and maintaining regulatory records sufficient to meet the requirements of the FDA; and

•	customer logistics and distribution of our products.

We do not currently have agreements in place for all of these services. Although we use a third party manufacturer to produce MRX-801 microspheres for our research purposes on a purchase order basis, that third party may not have the capacity to produce the volume of MRX-801 microspheres necessary for commercial sales. To the extent that we are unable to maintain the relationships we have in place or to enter into any one or more of the additional relationships necessary to conduct our business on commercially reasonable terms, or at all, or to eliminate the need for any such relationship by establishing our own capabilities in a particular functional area in a timely manner, we could experience significant delays or cost increases that could have a material adverse effect on our ability to develop, manufacture and commercialize our product and product candidates.
We rely on third party products, technology and intellectual property, which could negatively affect our ability to sell our MRX-801 microspheres or other products commercially or could adversely affect our ability to derive revenue from such products.
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
We have only two full-time employees and consulting relationships with certain key consultants to provide necessary services. We may not have sufficient personnel to effectively identify or consummate an attractive strategic transaction for our clinical-stage SonoLysis program and other Company assets in a timely manner, or at all.
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
If we engage in a pivotal clinical trial or commercialization efforts in the future, our business will undergo significant growth. For example, we may have to expand existing operations in order to conduct a pivotal trial and additional clinical trials, increase our contract manufacturing capabilities, hire and train new personnel to handle the marketing and sales of our products, assist in obtaining reimbursement for the use of our products, and create and develop new applications for our technology. Such growth may place significant strain on our management, financial and operational resources. Successful growth is also dependent upon our ability to implement appropriate financial and management controls, systems, and procedures. Our ability to effectively manage growth depends on our success in attracting and retaining highly qualified personnel, for which the competition may be intense. If we fail to manage these challenges effectively, our business could be harmed.
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
There are also companies that are currently commercializing FDA approved microspheres-based products for diagnostic uses. These companies may promote these products for off-label uses which may directly compete with our products when and if approved. Additionally, physicians may prescribe the use of such products for off-label indications which could have the impact of reducing our revenues for our product candidates when and if approved.
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
A number of third parties, including certain of our competitors, have developed technologies, filed patent applications or obtained patents on technologies and compositions that are related to aspects of our business, including thrombolytic drug therapy, microspheres and ultrasound. Such third parties may sue us for infringing their patents. If we face an infringement action, defending against such an action could require substantial resources that may not be available to us. In the event of a successful claim of infringement against us, we may be required to:
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
We are party to an agreement with Bristol-Myers Squibb that restricts us from using our bubble technology for non-targeted diagnostic imaging applications. Bristol-Myers Squibb also has a right of first negotiation should we wish to license to a third party any of our future products or technology related to the use of bubbles for targeted imaging of blood clots, or breaking up blood clots with ultrasound and bubbles. Bristol-Myers Squibb has waived its rights under this agreement with respect to our current generation of MRX-801 microspheres that we are developing for breaking up blood clots, as well as a new generation of MRX-802 microspheres that we are developing for breaking up blood clots that include targeting mechanisms to cause the bubbles to attach to blood clots. This right of first negotiation for future technology we may develop in these applications could adversely impact our ability to attract a partner or acquirer for SonoLysis therapy.
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
Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. For example, several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses. The majority of states also have statutes or regulations similar to the federal anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.
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
Our executive officer, current directors and holders of five percent or more of our common stock own a significant portion of our common stock. These stockholders significantly influence the composition of our Board of Directors, retain the voting power to approve some matters requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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
Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes: (i) maintaining reasonably detailed records that accurately and fairly reflect our transactions; and (ii) providing reasonable assurance that we (a) record transactions as necessary to prepare the financial statements, (b) make receipts and expenditures in accordance with management authorizations, and (c) would timely prevent or detect any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. As a result of the restructuring plan initiated in June 2008 management believes that there have been changes in our internal control environment that have materially affected our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was ineffective as of the end of the period covered by this report.
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
From time to time, we estimate and publicly announce expectations for future financial results and the anticipated timing of the accomplishment of various clinical, regulatory and product development goals. These statements, which are forward-looking statements, include but are not limited to our estimates regarding cash use, operating losses, progress and timing of our clinical trials, when trial data will be publicly disclosed, and when we expect to obtain FDA approval for or begin to receive revenue from any of our products. These estimates are, and must necessarily be, based on a variety of assumptions. The timing of the actual achievement of these milestones may vary dramatically compared to our estimates, in some cases for reasons beyond our control. Our failure to meet any publicly-announced goals may be perceived negatively by the public markets, and, as a result, our stock price may decline.
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
We have never declared or paid any cash dividends on our common stock or other securities, and we do not anticipate paying any cash dividends in the foreseeable future. Accordingly, our stockholders will not realize a return on their investment unless the trading price of our common stock appreciates. Our common stock price has depreciated significantly since our initial public offering and may continue to depreciate in value. The price of our common stock may never appreciate and our stockholders may never realize gain on their purchase of shares of our common stock.
ITEM 2. Properties
Our current facilities are located in a leased building in Redmond, Washington. Our corporate headquarters is 3,335 square feet, is subject to a ten-month lease at approximately $31,250 and terminates on October 31, 2009. We also lease approximately 900 square feet of laboratory space at the same facility as the corporate headquarters for a total of $2,640 until October 31, 2009.
ITEM 3. Legal Proceedings
From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently subject to any material legal proceedings and are also not aware of any pending legal, arbitration or governmental proceedings against us that may have material effects on our financial position or results of operations.
ITEM 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “IMRX.OB”. From July 2007 to October 2008, our common stock was traded on the NASDAQ Capital Market under the symbol “IMRX”. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the quarterly high and low sales prices per share of our common stock as reported by NASDAQ through October 22, 2008 and the Over the Counter Bulletin Board after October 22, 2008.

	High	Low
2008
Fourth Quarter	$0.10	$0.04
Third Quarter	0.33	0.04
Second Quarter	0.84	0.16
First Quarter	2.17	0.36

2007
Fourth Quarter	$3.45	$1.51
Third Quarter (beginning July 26, 2007)	4.90	3.25
At February 24, 2009, there were 258 stockholders of record.
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
We received net proceeds of $12.4 million from the offering. As of December 31, 2008, all of the net proceeds were used to fund SonoLysis development and urokinase commercialization activities, pay the non-recourse note to Abbott Laboratories and working capital and other general corporate purposes.

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
Overview
We are a biopharmaceutical company whose research and development efforts have focused on the development of therapies for stroke and other vascular disorders, using our proprietary microsphere technology together with ultrasound. Our lead program, SonoLysis, involves the administration of our proprietary MRX-801 microspheres and ultrasound to break up blood clots and restore blood flow to oxygen deprived tissues. We were previously engaged in the commercialization of one drug approved by the Food and Drug Administration or FDA, urokinase. Urokinase is an FDA-approved thrombolytic, or clot-dissolving agent, indicated for the treatment of acute massive pulmonary embolism. We purchased the product from Abbott Laboratories and had been selling the product since 2006 until we sold all rights to that product to Microbix Biosystems, Inc., or Microbix, in the third quarter of 2008.
On June 11, 2008, in order to preserve capital resources, we announced a restructuring that included a significant workforce reduction in which all of our employees other than Bradford Zakes, our president and chief executive officer, and one additional employee were terminated. In furtherance of the June 2008 restructuring we discontinued substantially all research and development activity and are now exploring strategic alternatives for our clinical-stage SonoLysis program and other assets.
On September 23, 2008, we divested our urokinase business to Microbix. Under the terms of the agreement, Microbix acquired the remaining urokinase inventory and related assets and assumed full responsibility for ongoing commercial and regulatory activities associated with the product. Microbix paid to us an upfront payment of $2.0 million and assumed up to $0.5 million in chargeback and other liabilities for commercial product currently in the distribution channel. If the assumed chargeback and otherliabilities paid by Microbix are less than the $0.5 million assumed, Microbix will issue payment to us for the difference. An additional $2.5 million payment will be made to us upon release by the FDA of the three lots of urokinase that are currently subject to a May 2008 Approvable Letter. Microbix is presently working with the FDA to secure the release of the three lots of urokinase. There can be no assurances that Microbix will be successful in securing such release in a timely manner or at all. If Microbix is unable to secure the release of the three lots we will not entitled to the additional $2.5 million payment.
We are seeking strategic alternatives that would enable the continued development of our SonoLysis program and are preserving our cash resources in order to provide sufficient resources to accomplish this objective. Historically, one of our primary sources of cash has been the sale of our urokinase product. Due to the sale of the urokinase asset to Microbix, we do not currently have any significant source of cash.

Product Sales, Research and Development Revenue
Our primary source of revenue was derived from sales of our urokinase product which commenced in October 2006 upon our purchase from Abbott Laboratories and will be eliminated as the product was sold to Microbix on September 23, 2008. As a result of the sale of the urokinase assets and inventory to Microbix, future revenues will no longer be recognized once the product currently held at the wholesale distributors is sold through to the end user. In addition to our commercial product sales, we also generated a limited amount of revenue by providing research services for projects funded under various government grants. We currently have no outstanding grants under which we are receiving revenue. We may apply for similar government grants in future periods.
All product sales recorded-to-date relate to sales of urokinase in the United States. Due to our limited returns history and the fact that customers may return expired urokinase product that is in its original, unopened cartons within 12 months past the product expiration date, we currently account for these product shipments using a deferred revenue recognition model. We do not recognize revenue upon product shipment to a wholesale distributor but rather, we defer the recognition of revenue until the right of return no longer exists or when the product is sold to the end user as is stipulated by SFAS No. 48, Revenue Recognition When the Right of Return Exists. We record product sales net of chargebacks, distributor fees, discounts paid to wholesale distributors, and administrative fees paid to Group Purchasing Organizations (GPOs). The allowances are based on historical information and other pertinent data. As of December 31, 2008, we had deferred revenue of $0.2 million which will be recognized as the limited amount of inventory at our wholesale distributors is pulled through and then there will be zero.
Cost of Product Sales
Cost of product sales had been determined using a weighted-average method and includes the acquisition cost of the inventory as well as additional labeling costs we incur to bring the product to market. Our product pricing is fixed, but could include a variable sales or cash discount depending on the nature of the sale. Our gross margins are affected by chargebacks, discounts and administrative fees paid to the wholesalers and GPOs. Due to the divestiture of our urokinase product, we will cease to have cost of product sales once all vials at the wholesale distributors have been sold to a hospital or other end user or have expired.
Research and Development Expenses
We classify our research and development expenses into four categories of activity, namely: research, development, clinical and regulatory. Our research and development efforts were focused primarily on product candidates from our SonoLysis program. As part of our restructuring effort announced in June 2008, we have ceased substantially all research related activities.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related expenses and other costs and fees associated with our general corporate activities, such as business development, public reporting and corporate compliance, as well as a portion of our overhead expenses. Although these expenses will be at reduced levels, we have incurred and will continue to incur expenses in the areas of legal compliance, accounting and corporate governance as a public company.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and our reported revenue and expenses. Significant management judgment was previously required to make estimates in relation to inventory and intangible asset valuation, chargebacks and administrative fee accruals, clinical trial costs and costs associated with transitioning to a public reporting company. We evaluate our estimates, and judgments related to these estimates, on an ongoing basis. We base our estimates of the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
We believe that the following accounting policies are critical to a full understanding of our reported financial results. Our significant accounting policies are more fully described in Note 1 of our financial statements.

Inventory and Inventory Subject to Return
Inventory of urokinase was comprised of finished goods and is stated at the lower of cost or market value. Inventory value was initially determined as a result of the purchase price allocation from the acquisition of this product from Abbott Laboratories in 2006.
On September 23, 2008, we divested the urokinase assets and sold the entire remaining urokinase inventory to Microbix. As such, the inventory value at September 30, 2008 was zero.
As of December 31, 2008, all of the vials in inventory held by our wholesale distributors, or $12,596 in inventory value will expire at various times up to September 2009. Once labeled inventory expires it cannot be relabeled and sold.
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
At June 30, 2008, we evaluated our intangible assets for impairment due to the receipt of the Approvable Letter from the FDA and determined that all of the intangible assets were impaired. As such, these intangibles were written off by recording a $1.3 million impairment. We also initiated a plan to sell a portion of our laboratory equipment, which we valued at fair value and recorded a $0.5 million impairment. The assets were classified as held for sale. We completed the sale of $152,000 of assets held for sale for cash of $115,000 and the termination of a lease agreement, which resulted in a reduction of future lease payments of $16,000. We recorded an additional loss on the sale of equipment in this transaction in the amount of $21,000.
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
Our customers consisted primarily of large pharmaceutical wholesaler distributors who sell directly to hospitals and other healthcare providers. Provisions for product returns and exchanges, sales discounts, chargebacks, managed care and Medicaid rebates and other adjustments have been established as a reduction of product sales revenues at the time such revenues are recognized. These deductions from gross revenue have been established by us as our best estimate at the time of sale adjusted to reflect known changes in the factors that impact such reserves.
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
Pursuant to SFAS 123R, our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, and future forfeitures. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. Because we recently completed our initial public offering, or IPO in July 2007, we have limited historical information on our stock price volatility. In accordance with the implementation guidance in SFAS 123R, we have therefore calculated expected volatility based on the average volatilities of similar companies that are transitioning from newly public to more mature companies with more stock price history. For purposes of identifying similar entities, we have considered factors such as industry, company age, stage of life cycle, and size. The expected term of options granted represents the periods of time that options granted are expected to be outstanding. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Furthermore, lengthier option terms provide more opportunity to exploit market highs. However, historical data demonstrates that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. When establishing an estimate of the expected term of an award, we have elected to use the simplified method of determining expected term as permitted by SEC Staff Accounting Bulletin 107. As a result of using estimates, when factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. We review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to estimate the value of share-based awards granted in future periods.
Results of Operations
Twelve Months Ended December 31, 2007 Compared to 2008
Product Sales, Research and Development Revenue. Our revenue-producing activities during 2007 and 2008 consisted of sales of our urokinase product and services provided under research grants and contracts. Our total revenues decreased from $8.4 million in 2007 to $6.7 million in 2008, primarily as a result of the decline in revenue recognized which accounted for $7.8 million of our revenue in 2007 and $6.5 million in 2008. The $1.3 million decrease in urokinase sales from 2007 to 2008 is due to a decrease in inventory in the channel and the lack of current dated inventory to replenish the channel.
Our grant and other revenue decreased from $0.5 million in 2007 to $0.2 million in 2008, primarily due to the wind down of research and development activities in 2008.
Cost of Product Sales. Cost of product sales was $3.5 million in 2007 and $3.1 million in 2008. The decrease in cost of product sales was due to the decrease in inventory in the channel and the lack of current dated inventory to replenish the channel. The cost of product sales includes the price paid to acquire the product as well as labeling costs that are directly incurred in bringing the product to market.

Research and Development Expenses. Research and development expenses decreased from $7.4 million in 2007 to $3.0 million in 2008. This decrease was principally a result of lower clinical trial costs and consulting costs associated with the wind down of our clinical trial and reduced salaries and pre-clinical trial costs as a result of restructuring activities.
General and Administrative Expenses. General and administrative expenses increased from $6.1 million in 2007 to $6.4 million in 2008. This increase is principally a result of severance costs associated with our June 2008 restructuring, an increase in costs associated with maintaining public company infrastructure and increased marketing costs associated with the rebranding of the urokinase asset offset partially by a decrease in patent maintenance, board of director expenses and amortization.
Asset Impairment. The asset impairment of $10.0 million includes a $9.5 million impairment related to the write-down and sale of our urokinase assets and a $0.5 million impairment of all laboratory equipment that was classified as available for sale in the second quarter of 2008.
Interest and Other Income. Interest and other income decreased from $0.5 million in 2007 to $0.1 million in 2008, as a result of a lower cash balance throughout the year.
Interest Expense. Interest expense decreased from $0.9 million in 2007 to $0.2 million in 2008, due to the extinguishment of a note payable in April 2008.
Gain on Settlement of Accounts Payable. In the fourth quarter of 2008, we settled various accounts payable for amounts less than those invoiced for a total gain of $0.2 million.
Gain on Extinguishment of Debt. In May 2007, we extinguished a debt for patent costs that resulted in a gain of $0.2 million. In April 2008, we extinguished a note payable to Abbott for the purchase of the urokinase assets that resulted in a gain of $5.6 million.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred losses since our inception. At December 31, 2008, we had an accumulated deficit of $91.3 million. We have historically financed our operations principally through the public offering and private placement of shares of our common and preferred stock and convertible notes, government grants, and, more recently, product sales of urokinase, which commenced in October 2006. During the year ended December 31, 2007, we received net proceeds of $12.4 million from the issuance of shares of our common stock. At December 31, 2008, we had $0.8 million in cash and cash equivalents.
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
On September 23, 2008, we divested our urokinase business to Microbix. Through this transaction, Microbix acquired the remaining urokinase inventory and related assets and assumed full responsibility for ongoing commercial and regulatory activities associated with the product. Microbix paid to us an upfront payment of $2.0 million and assumed up to $0.5 million in chargeback and other liabilities for commercial product currently in the distribution channel. If the assumed chargeback and other liabilities paid by Microbix are less than the $0.5 million assumed, Microbix will issue payment to us for the difference. An additional $2.5 million payment will be made to us upon release by the FDA of the three lots of urokinase that are currently subject to a May 2008 Approvable Letter.

Cash Flows
Net Cash Used in or provided by Operating Activities. Net cash provided by operating activities was $1.9 million for the year ended December 31, 2007 and net cash used in operating activities was $8.4 million for the year ended December 31, 2008. The cash provided by operations in 2007 primarily reflects our cash from product sales and changes in working capital. Net cash used in 2008 primarily reflects the net loss offset in part by the gain on extinguishment of debt, asset impairment charges and changes in woking capital.
Net Cash Used in or provided by Investing Activities. Net cash used in investing activities was $0.6 million for the year ended December 31, 2007 and net cash provided by investing activities was $2.2 million in 2008. Net cash used in investing activities in 2007 primarily reflects purchases of property and equipment, including manufacturing, information technology, laboratory and office equipment and intangible assets. Net cash provided by investing activities in 2008 primarily reflects the cash received in the sale of the urokinase assets and proceeds from the sale of property and equipment offset partially by purchases of property and equipment.
Net Cash Provided by or used in Financing Activities. Net cash provided by financing activities was $7.2 million for the year ended December 31, 2007 and net cash used in financing activities was $5.9 million in 2008. Net cash provided by financing activities in 2007 was primarily attributable to the $12.4 million net cash proceeds from the initial public offering offset partially by a $4.8 million payment on the note payable to Abbott Laboratories in 2007. In 2008, net cash used in financing activities was attributable to the $6.3 million payment on the note payable to Abbott Laboratories offset partially by the $0.4 million change in the restricted cash balance.
Operating Capital and Capital Expenditure Requirements
Historically, our primary source of liquidity has been the public offering and private placement of shares of our common and preferred stock and convertible notes, government grants, and, more recently, product sales of urokinase. We do not currently have a significant source of cash.
In furtherance of the June 2008 restructuring we are now exploring strategic alternatives for our clinical-stage SonoLysis program and other Company assets, which may involve the disposition of substantially all of these assets. As a result of the sale of all of our urokinase assets to Microbix on September 23, 2008, we have sufficient capital to fund our operating needs into the third quarter 2009. Our operating needs include the planned costs to operate our business and the amount required to fund our working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures.
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
Off-Balance Sheet Transactions
At December 31, 2007 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Issued Accounting Pronouncements
In May 2008, the FASB issued SFAS No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS 162 becomes effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS 162 will not have an impact on our financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), Business Combinations and SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning in the first fiscal period ending after December 15, 2008. Early adoption is not permitted. We do not believe the adoption of these new standards, SFAS 141R and SFAS 160, will have an impact on our financial statements.
ITEM 8. Financial Statements and Supplementary Data
The information required by this item is incorporated herein by reference to the financial statements and schedule listed in Item 15 (a)1 and (a)2 of Part IV and included in this Form 10-K Annual Report.
ITEM 9A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the 1934 Act. Based on that evaluation and due to the restructuring plan initiated in June 2008 including the significant reduction in personnel in the accounting and finance function, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 based on the specified criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff, which stemmed from the significant work force reduction that resulted from our June 11, 2008 restructuring. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. Due to the lack of financial resources available to the company we do not expect to retain additional personnel to remediate these control deficiencies in the near future, if ever.
These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.
In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2008 are fairly stated, in all material respects, in accordance with US GAAP.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

PART III
ITEM 10. Directors, Executive Officers, and Corporate Governance
The names, ages and positions of our directors and officers as of December 31, 2008, are set forth below. Biographical information for each of these persons also is presented below.

Name	Age	Position Held
Richard L. Love	65	Chairman of Board
Bradford A. Zakes	43	President and Chief Executive Officer
Richard E.Otto	59	Director
James M. Strickland	66	Director
Philip C. Ranker	49	Director
Thomas W. Pew	70	Director
There are no family relationships between any of our directors and/or any executive officer.
Richard L. Love — Chairman of Board
Richard Love has served as a director since March 2006 and as Chairman of the Board of Directors since September 2007. Since September 2007 to present, Mr. Love has served as Manager of TVP Management, LLC, an Arizona-based venture capital investment firm and since January 2007, Mr. Love has served as a partner of Translational Accelerator Venture Fund (TRAC), an investment fund. From January 2005 to January 2007 Mr. Love served as Managing Director of TGEN Accelerator LLC for his employer Translational Genomics Research Institute. From January 2003 to January 2005, Mr. Love served as Chief Operating Officer for Translational Genomics Research Institute and from June 1993 to January 2002 Mr. Love served as Chief Executive Officer and a director of ILEX Oncology, Inc., a biotechnology company evaluating cancer therapeutics. Mr. Love also serves as a director for Parexel International, Medical Consultant Services, Cell Therapeutic Inc, and Medtrust, LLC. Mr. Love holds B.S. and M.S. degrees in Chemical Engineering from the Virginia Polytechnic Institute.
Bradford A. Zakes — President and Chief Executive Officer
Bradford Zakes has served as our President and Chief Executive Officer since October 2006, prior to that he served ImaRx as Chief Operating Officer. From December 2001 to August 2005, Mr. Zakes served as Director, Business Management at ICOS Corporation, a biotechnology company. Mr. Zakes currently serves on the Board of The BioIndustry Organization of Southern Arizona and on the Emerging Company Section Governing Body of The Biotechnology Industry Organization (BIO). Mr. Zakes holds a B.S. in Biology from Oregon State University, a M.S. degree in Toxicology from American University and a M.B.A. from Duke University’s Fuqua School of Business.
Richard E. Otto — Director
Richard Otto has served as a director since July 2004. From February 2003 to December 2006, Mr. Otto served as President and Chief Executive Officer of Corautus Genetics, Inc., a gene therapy company. Mr. Otto founded Clique Capital, a venture capital company, in January 1999, where he was employed until January 2002. Mr. Otto serves on the board of directors of Medi-Hut Co., Inc. Mr. Otto holds a B.S. in Chemistry and Zoology from the University of Georgia and engaged in graduate studies in Biochemistry at Medical College of Georgia.
James M. Stickland — Director
James Strickland has served as a director since August 2000. Since February 2004, Mr. Strickland has served as the Chief Executive Officer of Thayer Medical Corporation, a medical device company. Since March 1998, Mr. Strickland has served as the General Partner and Managing Director of the Coronado Venture Funds, a group of venture investing partnerships formed in 1988. Mr. Strickland holds B.S. and M.S. degrees in Electrical Engineering from the University of New Mexico and an M.S. in Industrial Administration from Carnegie Institute of Technology (now Carnegie-Mellon University).

Philip C. Ranker — Director
Philip Ranker has served as a director since February 2006. Since January 2008, Mr. Ranker has served as the Vice President of Finance for Amylin Pharmaceuticals, Inc. From September 2004 to January 2008, Mr. Ranker served as the Chief Financial Officer and Vice President of Finance of Nastech Pharmaceutical Company, Inc. From September 2001 to August 2004, Mr. Ranker served as Director of Finance for ICOS Corporation. Prior to working at ICOS, Mr. Ranker spent nearly 15 years in various positions with Aventis and its predecessor companies. Mr. Ranker holds a B.S. in Accounting from the University of Kansas.
Thomas W. Pew — Director
Thomas Pew has served as a director since January 2004. Since 1994, Mr. Pew has been a private investor in formative-stage biotechnology companies. He holds a B.A. in Economics from Cornell University.
Responsibilities of the Board
Our Board of Directors is elected by the stockholders to oversee the stockholders’ interest in the Company and the overall success of our business. Among other things, the Board, directly and through its committees, establishes corporate policies; oversees compliance and ethics; reviews the performance of the Chief Executive Officer and other executives; establishes our executive compensation policies and objectives; reviews and approves total compensation paid to our named executive officers; reviews and approves significant transactions or transactions involving related persons; and reviews our long-term strategic plans.
In accordance with general corporate legal principles applicable to corporations organized under the laws of Delaware, the Board of Directors does not control the day-to-day management of ImaRx. Members of the Board keep informed about our business by participating in Board and committee meetings, by reviewing analyses and reports and through discussions with the Chief Executive Officer.
The Board meets throughout the year and holds special meetings and acts by written consent from time to time as needed. Directors are expected to attend Board meetings and meetings of committees on which they serve, and to devote the time needed and meet as frequently as necessary to discharge their responsibilities properly. During the fiscal year ended December 31, 2008, the Board of Directors held 20 meetings. At certain meetings for limited periods of time and for limited considerations, the Board met in executive session where only the independent directors were present. Each Board member standing for re-election attended 75% or more of the aggregate of the meetings held by the Board and by the respective committees on which such Board member served during the period for which he or she was a director or a member of such committee.
Committees of the Board
The Board has elected to use Board committees in furtherance of the discharge of its duties and for the conduct of its work. All major decisions of such committees are reviewed and, where appropriate, ratified by the Board. In furtherance of its decision to employ committees and consistent with applicable laws and regulations, the Board has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Information regarding each committee is provided below.
Audit Committee
The Board has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934, as amended (the “Exchange Act”), the purpose of which includes: overseeing ImaRx’s accounting and financial reporting processes and audits of ImaRx’s financial statements; reviewing evaluations of ImaRx’s system of internal controls; engaging and monitoring the independence and performance of ImaRx’s independent registered public accounting firm; providing a forum for communication among the independent registered public accounting firm, management, and the Board; and providing such additional information and materials the Audit Committee may deem necessary to make the Board aware of significant financial matters that require the Board’s attention. The Audit Committee also submits the Audit Committee Report included in this proxy statement. The Audit Committee met five times during the fiscal year ended December 31, 2008.

The Audit Committee is presently composed of three directors, Philip Ranker, Richard Otto and James Strickland.
Our Board has determined that each member of the Audit Committee is independent under our independence criteria described above. Our Board has also determined that Mr. Ranker qualifies as an Audit Committee Financial Expert as defined in the applicable SEC rules. The Board has adopted a written charter for the Audit Committee and this charter is available on the corporate governance section of our web site at www.imarx.com.
Compensation Committee
The Board has delegated to the Compensation Committee the responsibility for implementing, reviewing and monitoring adherence with ImaRx’s compensation policies and objectives. The Compensation Committee is responsible for establishing, approving and recommending to the Board for final approval ImaRx’s compensation programs. The Compensation Committee’s functions include: (i) establishing, reviewing, and overseeing base salaries, incentive compensation, equity compensation, retention compensation and other forms of compensation paid to our executive officers; (ii) administering our incentive compensation and equity plans; and (iii) performing such other functions regarding compensation as the Board may delegate. In connection with annual adjustments to named executive officer compensation, the Compensation Committee traditionally reviews and discusses over several meetings the compensation recommendations of the CEO and the compensation studies and data it has available to it and then renders a final compensation recommendation for each of our named executive officers to the Board for approval. The Compensation Committee has the final authority to hire and terminate any compensation consultant engaged by ImaRx.
The Compensation Committee is currently composed of three directors, James Strickland, Richard Love and Thomas Pew. The Compensation Committee met three times during the fiscal year ended December 31, 2008.
Our Board has determined that each member of the Compensation Committee is independent under our independence criteria described above. In addition, all members of the Compensation Committee are outside directors as defined by Rule 162(m) of the Internal Revenue Code and are nonemployee directors as defined by Rule 16b-3 promulgated by the SEC under the Securities Exchange Act of 1934. The Board has adopted a written charter for the Compensation Committee and the charter is available on the corporate governance section of our web site at www.imarx.com.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee’s functions include: evaluating director performance on at least an annual basis; providing advice, information and materials relating to the nomination of directors; interviewing, nominating, and recommending individuals for membership on the Board and its committees; developing and overseeing the Board’s Corporate Governance Principles and a Code of Business Conduct and Ethics applicable to members of the Board, officers and employees of ImaRx; and assessing and monitoring the independence of the Board. The Committee will, at least on an annual basis, consider the mix of skills and experience that the then-current directors bring to the Board to assess whether the Board has the necessary membership and resources to perform its oversight function effectively. The qualifications of any non-incumbent director candidates brought to the attention of the Committee by directors, management, stockholders or third parties will be evaluated from time to time in light of the Committee’s determination of the Board’s needs, and under the same criteria as set forth below. The Committee will consider nominees for directors nominated by stockholders upon submission in writing to the Secretary of ImaRx of the names of such nominees, together with their qualifications for service as a director of ImaRx. Our bylaws set forth the procedures a stockholder must follow to nominate candidates for director. The Committee does not distinguish between nominees suggested by stockholders and other nominees. To date, the committee has not received a director nominee from a stockholder or stockholders holding more than five percent of our common stock.

In evaluating the suitability of candidates for Board membership, the Committee takes into account many factors, including whether the persons is independent; the individual’s personal qualities and characteristics, accomplishments and reputation in the business community; the person’s current knowledge and contacts in the communities in which ImaRx does business and in ImaRx’s industry or other industries relevant to ImaRx’s business; the person’s ability and willingness to commit adequate time to Board and committee matters; the fit of the individual’s skills and personality with those of other directors and potential directors in building a Board that is effective and responsive to the needs of ImaRx; and the need for the Board to have a diversity of viewpoints, background, experience and other factors. The Committee has not established any specific minimum qualification standards for nominees to the Board.
The Nominating and Corporate Governance Committee is currently composed of four directors, Mr. Love, Mr. Otto, Mr. Pew and Mr. Ranker.
Our Board has determined that each member of the Nominating and Corporate Governance Committee is independent under our independence criteria described above. The Board has adopted a written charter for the Nominating and Corporate Governance Committee and the charter is available on the corporate governance section of our web site at www.imarx.com. The Nominating and Corporate Governance Committee did not meet during the fiscal year-ended December 31, 2008.
Section 16(a) Beneficial Ownership Reporting
Section 16(a) of the Exchange Act requires ImaRx’s directors and executive officers, and persons who own more than 10% of ImaRx’s common stock, to file with the Commission reports of ownership and changes in ownership of ImaRx common stock. Officers, directors, and greater than 10% stockholders are required by the Commission to furnish ImaRx with copies of all Section 16(a) forms they file.
To our knowledge, based solely on a review of the copies of such reports furnished to ImaRx or written representations that no other reports were required, during the fiscal year ended December 31, 2008, we believe that all of these filing requirements were satisfied by our directors, officers and 10% holders.
Code of Ethics
We have adopted a corporate Code of Business Conduct and Ethics that applies to all of our directors, officers (including our chief executive and accounting officers) and employees. We require that all of our directors, officers, employees and agents certify on an annual basis that they are in compliance with the code. A copy of the Code of Business Conduct and Ethics is available on the corporate governance section of our web site at www.imarx.com.
ITEM 11. Executive Compensation
SUMMARY COMPENSATION TABLE
The table below summarizes the total compensation paid to or earned by each of our named executive officers for the fiscal years ended December 31, 2008 and 2007.

				Nonequity
			Option	Incentive Plan		All Other
		Salary	Awards	Compensation		Compensation		Total
Name and Principal Position	Year	($)	($)(1)	($)(2)		($)(3)		($)
Bradford A. Zakes	2008	272,731	254,767	318,125	(4)	—		845,623
President and Chief Executive Officer	2007	227,308	76,012	63,281		—		366,601

Greg Cobb (6)	2008	129,423	9,162	25,000		119,689		283,274
Chief Financial Officer	2007	192,306	74,685	56,250		—		323,242

Kevin J. Ontiveros (7)	2008	303,008	13,895	39,250		110,449		446,601
Vice President, Legal Affairs and	2007	139,327	16,912	52,500		15,000	(5)	223,739
General Counsel

(1)	The amounts in this column represent the compensation expenses recognized in 2008 and 2007, respectively, related to stock option awards pursuant to SFAS No. 123(R). A discussion of the valuation assumptions used to determine the expense is included in Note 8 of our audited financial statements included in this Form 10-K.

(2)	The amounts shown in this column constitute the quarterly cash incentive bonuses made to each named executive officer based on the attainment of certain pre-established performance criteria established by our Board of Directors.

(3)	Amounts consist of severance payments including benefits.

(4)	Amounts include a retention bonus.

(5)	Amounts consist of relocation expenses.

(6)	177,249 options were forfeited in 2008 upon separation with the Company. Also upon separation, 94,000 shares were accelerated.

(7)	65,501 options were forfeited in 2008 upon separation with the Company. Also upon separation, 60,165 shares were accelerated.
Employment Agreements
Bradford A. Zakes. On June 27, 2008, pursuant to the recommendation of the Compensation Committee and approval of the our Board of Directors, we entered into an amendment to the Executive Employment Agreement (the “Agreement”) with Mr. Bradford Zakes. Pursuant to the terms of the Agreement, we agreed to pay to Mr. Zakes a retention bonus in the amount of $290,000. In consideration for such payment, Mr. Zakes agreed to remain in our employ for a period of 12 months from the date of the Agreement. In the event that Mr. Zakes’ employment is terminated prior to the expiration of such 12-month period and such termination is not incident to a change-in-control, disability, death, or is not for good reason or is by us without cause, then Mr. Zakes is required to repay us a ratable portion of the bonus. We will continue to pay Mr. Zakes an annual base salary of $275,000. Furthermore, Mr. Zakes is eligible to receive bonus awards aggregating up to 50% of his base salary.
The Agreement removes any obligation we had to make cash severance payments to Mr. Zakes or to pay on Mr. Zakes’ behalf any premiums for medical, dental and vision insurance coverage upon termination of his employment with us. Furthermore, if Mr. Zakes is terminated without cause or he resigns for good reason, Mr. Zakes will receive accelerated vesting for 12 months from the date of his termination of employment for all stock options granted by us to Mr. Zakes before or after the date of the Agreement, and extension of the option exercise period for an additional 12 months beyond the period set forth in the governing option documents for such exercise. Finally, in the event a change-in-control transaction occurs and Mr. Zakes’ employment is terminated in the 12-month period preceding or following the change-in-control by us without cause or by Mr. Zakes for good reason, 100% of Mr. Zakes’ unvested options shall automatically vest and the exercise period for all such options shall be extended an additional 12 months.
Greg Cobb. Effective June 11, 2008, in connection with a general workforce reduction, Greg Cobb left us and no longer serves as our chief financial officer or treasurer. We entered into a Separation and Release of Claims Agreement with Mr. Cobb. The Separation and Release of Claims Agreement provided for a lump sum severance payment in an amount equal to Mr. Cobb’s salary for six months totaling $112,500. In addition, we agreed to pay on Mr. Cobb’s behalf his COBRA benefits for six months totaling approximately $7,200. Additionally, Mr. Cobb provided a general release of all claims he may have against us other than rights to indemnification he may have under the terms of an Indemnification Agreement dated July 12, 2007 entered into with us in connection with the our initial public offering of common stock. We entered into a Consultant Services Agreement with Mr. Cobb. Under the Consulting Agreement Mr. Cobb will provide general business development services and assistance on the review, maintenance and prosecution of its patent estate and patent applications on an as-needed basis and as requested by us from time-to-time. Mr. Cobb shall be paid $165 per hour for services rendered under the agreement. The term of the agreement is 9 months and either party may terminate the agreement upon the provision of 30 days advance notice.
Kevin Ontiveros. Effective June 11, 2008, in connection with a general workforce reduction, Kevin Ontiveros left us. We entered into a Separation and Release of Claims Agreement with Mr. Ontiveros. The Separation and Release of Claims Agreement provided for a lump sum severance payment in an amount equal to Mr. Ontiveros’s salary for six months totaling $103,260. In addition we agreed to pay on Mr. Ontiveros’s behalf his COBRA benefits for six months totaling approximately $7,200. Additionally, Mr. Ontiveros provided a general release of all claims he may have against us other than rights to indemnification he may have under the terms of an Indemnification Agreement dated July 12, 2007 entered into with us in connection with our initial public offering of common stock.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Option Awards
	Number of Securities	Number of Securities
	Underlying	Underlying
	Unexercised Options	Unexercised Options	Option	Option
	(#)	(#)	Exercise Price	Expiration
Name	Exercisable(1)	Unexercisable (2)	($)	Date

Bradford A. Zakes	24,000	—	15.00	8/22/2015
	4,000	—	20.00	12/14/2015
	30,333	—	15.00	12/12/2016
	41,666	—	5.00	7/31/2017
	16,667	—	4.05	9/07/2017
	56,250	168,750	2.10	12/18/2017

Greg Cobb	30,000	—	15.00	4/18/2015
	6,750	—	20.00	12/14/2015
	9,000	—	25.00	5/16/2016
	2,000	—	15.00	12/12/2016
	10,417	—	5.00	7/31/2017
	16,667	—	4.05	9/07/2017
	46,250	—	2.10	12/18/2017

Kevin J. Ontiveros	30,665	—	5.00	7/31/2017
	21,834	—	2.10	12/18/2017

(1)	Stock options with expiration dates after July 31, 2007 were granted under the 2000 Stock Plan and are immediately exercisable, and, when and if exercised, will be subject to a repurchase right held by the company, which lapses in accordance with the respective vesting schedules for such options.

(2)	Stock options with expiration dates after July 31, 2007 were granted under the 2007 Performance Incentive Plan and vest and generally vest at the rate of 28% of the total option grant vests one year from the anniversary date of the grant and remainder vests at the rate of 2% per month thereafter.
Pension Benefits
None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.
Nonqualified Deferred Compensation
None of our named executive officers participates in or has account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us. The compensation committee, which will be comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Internal Revenue Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the compensation committee determined that doing so is in our best interests.

Director Compensation
Each non-employee member of our board of directors receives the following compensation:
•	$1,500 for each board and committee meeting attended in person;

•	$250 for each board and committee meeting attended via tele-conference;
•	$15,000 annual retainer for each non-employee director payable in cash if our cash balance exceeds $10 million on the date of payment, or in stock valued at the fair market value on the date of payment;
•	Annual grant of an option to purchase 3,333 shares of common stock with an exercise price equal to fair market value of our common stock on the date of grant; and
•	Reimbursement of actual, reasonable travel expenses incurred in connection with attending board or committee meetings;
In addition, the following additional compensation will be paid annually, generally, immediately following the annual meeting of stockholders:
•	$10,000 to the chairman of the Board;

•	$7,500 to the chairman of our audit committee;

•	$2,500 to each audit committee member other than the chairman;

•	$5,000 to the chairman of our compensation committee;

•	$1,500 to each compensation committee member other than the chairman;

•	$5,000 to the chairman of our nomination and governance committee; and

•	$1,500 to each nomination and governance committee member other than the chairman.
The following table sets forth a summary of the compensation we paid to our non-employee directors for the fiscal year ended December 31, 2008:
2008 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Richard Otto (1)	$23,750	$15,000	$1,614	$40,364
James M. Strickland (2)	$23,375	$15,000	$1,614	$39,989
Thomas W. Pew (3)	$17,750	$15,000	$1,614	$34,364
Richard Love (4)	$29,375	$15,000	$1,614	$45,989
Philip Ranker (5)	$21,625	$15,000	$1,614	$38,239

(1)	Mr. Otto owned 28,810 shares of common stock awards and 17,666 option shares as of December 31, 2008.

(2)	Mr. Strickland directly owned 32,810 shares of common stock awards, indirectly owned 79,095 shares of common stock awards and 17,666 option shares as of December 31, 2008.

(3)	Mr. Pew owned 98,231 shares of common stock awards and 17,666 option shares as of December 31, 2008.

(4)	Mr. Love owned 48,810 shares of common stock awards and 17,666 option shares as of December 31, 2008.

(5)	Mr. Ranker owned 28,810 shares of common stock awards and 17,666 option shares as of December 31, 2008.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information regarding outstanding awards and shares reserved for future issuance under our equity compensation plans as of December 31, 2008.

Number of securities
remaining available for
future issuance under equity
	Number of securities to	Weighted-average	compensation plans
	be issued upon exercise	exercise price of	(excluding securities reflected
Plan Category	of outstanding awards	outstanding awards	in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	732,079	$6.93	885,600
Equity compensation plans not approved by security holders	None	None	None

Total	732,079	$6.93	885,600
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the ownership of our common stock as of (or options and warrants exercisable within 60 days of) February 1, 2009, by: (a) all those known by us to be beneficial owners of more than five percent of our common stock; (b) each current director and nominee for director; (c) each of the named executive officers referenced in the Summary Compensation Table; and (d) all of our executive officers and directors as a group. This table lists applicable percentage ownership based on 10,165,733 shares of common stock outstanding as of February 1, 1009.
Beneficial ownership is determined according to the rules of the SEC. Beneficial ownership means that a person has or shares voting or investment power of a security, and includes shares underlying options and warrants that are currently exercisable or exercisable within 60 days after the measurement date. This table is based on information supplied by officers, directors and principal stockholders. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on the information each of them has given to us or that is otherwise publicly available, have sole investment and voting power with respect to their shares, except where community property laws may apply.
Options and warrants to purchase shares of our common stock that are exercisable within 60 days after February 1, 2009 are deemed to be beneficially owned by the persons holding these options and warrants for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.

	Beneficial Ownership
	Number of	Percent of
Name and Address of Beneficial Owner	Shares	Total

5% Stockholders
Saints Capital Everest, L.P. (1)	1,176,471	11.6%
475 Sansome Street, Suite 1850 San Francisco, CA 94111
Berg & Berg Enterprises, LLC (2)	570,588	5.6%
10050 Bandley Drive Cupertino, CA 95014
Directors and Named Executive Officers (12)
Richard Love (3)	66,476	*
Richard Otto (4)	46,476	*
Thomas W. Pew (5)	128,586	1.3%
Philip Ranker (6)	46,476	*
James M. Strickland (7)	130,571	1.3%
Bradford A. Zakes (8)	186,979	1.8%
Greg Cobb (9)	121,084	1.2%
Kevin J. Ontiveros (10)	52,499	*
All Directors and Executive Officers as a Group (9 persons) (11)	779,147	7.1%

*	Less than one percent.

(1)	The number of shares of common stock for Saints Capital Everest, L.P. is based solely on the information contained in the Schedule 13G filed with the Commission on September 17, 2008.

(2)	The reporting person disclosed that Mr. Carl E. Berg is the manager and a member of Berg & Berg Enterprises LLC and that he may be deemed to have shared voting and dispositive power with respect to the shares held by such entity.

(3)	Includes 17,666 shares of common stock issuable to Mr. Love upon exercise of options.

(4)	Includes 17,666 shares of common stock issuable to Mr. Otto upon exercise of options.

(5)	Includes 17,666 shares of common stock issuable to Mr. Pew upon exercise of options and 12,689 shares of common stock issuable upon exercise of warrants.

(6)	Includes 17,666 shares of common stock issuable to Mr. Ranker upon exercise of options.

(7)	Includes 17,666 shares of common stock issuable to Mr. Strickland upon exercise of options, 1,000 shares of common stock issuable upon exercise of warrants and 79,095 shares of common stock held by Coronado Venture Fund IV, LP. With regard to Coronado Venture Fund IV, LP, Coronado Venture Management LLC is the sole general partner of and may be deemed to have voting and dispositive power over shares held by Coronado Venture Fund IV, LP. Mr. Strickland is a managing director of Coronado Venture Management LLC. Mr. Strickland disclaims beneficial ownership of the shares held by Coronado Venture Fund IV, LP, except to the extent of his direct pecuniary interest therein.

(8)	Includes 177,604 shares of common stock issuable to Mr. Zakes upon exercise of options and rights to acquire 9,375 shares of common stock within 60 days.

(9)	Includes 121,084 shares of common stock issuable to Mr. Cobb upon exercise of options.

(10)	Includes 52,499 shares of common stock issuable to Mr. Ontiveros upon exercise of options.

(11)	Includes shares described in Footnotes (4) through (10) above.

(12)	The address for the officers and directors listed is c/o ImaRx Therapeutics, Inc., 12277 134th Court NE, Suite 202, Redmond, Washington.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
We maintain various policies and procedures relating to the review, approval or ratification of transactions in which ImaRx is a participant and in which any of our directors, executive officers, 5% stockholders or their family members have a direct or indirect material interest. We refer to these individuals and entities in this proxy statement as related persons. Our Code of Business Conduct and Ethics, which is available on our website at www.imarx.com, prohibits our directors, executive officers, and employees and in some cases, their family members, from engaging in specified activities without prior written consent from the General Counsel. These activities typically relate to situations where an ImaRx employee, and in some cases, an immediate family member, may have significant financial or business interests in another company competing with or doing business with ImaRx, or who stands to benefit in some way from such a relationship or activity. Members of our Board of Directors are also required to disclose potential conflicts of interest to us for evaluation.
Each year, we require our directors and executive officers to complete a questionnaire, among other things, to identify any transactions or potential transactions with us in which a director or an executive officer or one of their family members or associated entities has an interest. We also require that directors and executive officers notify us of any changes during the course of the year to the information provided in the annual questionnaire as soon as possible. In addition, the Board annually determines the independence of directors based on a review by the Board and the Nominating and Governance Committee as described under “Independence of Board” above. The Audit Committee of our Board of Directors, pursuant to its charter, has responsibility for reviewing and approving in advance any related person transactions as defined under Securities and Exchange Commission regulations.

We believe that these policies and procedures collectively ensure that all related person transactions requiring disclosure under Securities and Exchange Commission rules are appropriately reviewed and approved.
Since January 1, 2008, we have not engaged in any transactions involving amounts exceeding $120,000 with our executive officers, directors and holders of 5% or more of our stock.
ITEM 14. Principal Accountant Fees and Services
The Board of Directors has selected McKennon, Wilson & Morgan, LLP (“McKennon”) as our independent auditors for the fiscal year ending December 31, 2008. Stockholder ratification of the selection of McKennon as ImaRx’s independent registered public accounting firm is not required by ImaRx’s Bylaws or otherwise.
The following table sets forth the aggregate fees billed to ImaRx for the fiscal years ended December 31, 2008 by McKennon and Ernst & Young, LLP and for the fiscal year ended December 31, 2007 by Ernst & Young, LLP:

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2008	December 31, 2007
Audit fees	$113,697	$208,863
Audit-related fees	$—	$424,500
Tax fees	$—	$—
All other fees	$—	$—
Audit fees consist of fees for services billed by McKennon and Ernst & Young related to their audits of ImaRx’s annual financial statements and their review of financial statements included in ImaRx’s quarterly reports on SEC Form 10-Q. Audit-related fees consist primarily of fees rendered for services in connection with Ernst &Young’s review of the Company’s SEC filed registration statements and the related issuance of consents and comfort letters. Tax fees consist of fees rendered for services on tax compliance matters, including tax return preparation, claims for refund and assistance with tax audits of previously filed tax returns, tax consulting and advisory services consisting primarily of tax advice rendered by McKennon and Ernst & Young in connection with the formulation of ImaRx’s tax strategy and assistance in minimizing custom, duty and import taxes.
All audit, audit-related, tax, and any other services performed for ImaRx by its independent registered public accounting firm are subject to pre-approval by the Audit Committee of our Board of Directors and were pre-approved by the Audit Committee prior to such services being rendered. The Audit Committee determined that the services provided by and fees paid to McKennon and Ernst & Young were compatible with maintaining the independent registered public accounting firm’s independence.
Changes in Certifying Accountant
Former Independent Registered Public Accounting Firm. On December 19, 2008, we dismissed Ernst & Young LLP (“Ernst & Young”) as our independent registered public accounting firm. and, upon the recommendation of the Audit Committee, the Board unanimously voted to engage McKennon, Wilson & Morgan LLP (“McKennon”) as our independent registered public accounting firm to audit our financial statements and internal control over financial reporting for the year ending December 31, 2008. Ernst & Young’s reports on our financial statements as of and for the year ended December 31, 2007 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.
During the year ended December 31, 2007 and from January 1, 2008 through December 19, 2008, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this report:
(1) Financial Statements: The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

Page
Index to Financial Statements	F-1

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheets as of December 31, 2007 and 2008	F-4

Statements of Operations for the years ended December 31, 2007 and 2008 and for the period from inception (September 23, 2008) through December 31, 2008	F-5

Statements of Stockholders’ Equity (Deficit) for the years ended December 31 2007 and 2008	F-6

Statements of Cash Flows for the years ended December 31, 2007 and 2008 and for the period from inception (September 23, 2008) to December 31, 2008	F-7

Notes to Financial Statements	F-8
(2) The information for financial statement schedules has been omitted since they are not applicable.
(b) Exhibits

			Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of the registrant		S-1	3.1	333-142646	5/4/2007

3.2	Amendment to Certificate of Incorporation of the registrant to effect a six-for-ten reverse stock split		S-1	3.2	333-142646	5/4/2007

3.3	Second Amendment to Certificate of Incorporation of the registrant to effect a one-for-three reverse stock split		S-1	3.3	333-142646	5/4/2007

3.4	Amended and Restated Certificate of Incorporation of the registrant		S-1	3.4	333-142646	5/4/2007

3.5	Bylaws of the registrant, as amended		S-1	3.5	333-142646	5/4/2007

3.6	Amended and Restated Bylaws of the registrant		S-1	3.6	333-142646	5/4/2007

4.1	Specimen certificate evidencing shares of common stock		S-1	4.1	333-142646	5/4/2007

10.1 *	Form of Indemnification Agreement entered into between the registrant and each of its directors and officers		S-1	10.1	333-142646	5/4/2007

				Incorporated by Reference
Exhibit			Filed		Exhibit
No		Exhibit Title	Herewith	Form	No.	File No.	Filing Date

10.2		Second Amended and Restated Investors’ Rights Agreement, dated April 14, 2006, by and among the registrant and certain stockholders		S-1	10.2	333-142646	5/4/2007

10.3	*	2000 Stock Plan and related agreements		S-1	10.3	333-142646	5/4/2007

10.4	*	2007 Performance Incentive Plan and related agreements		S-1	10.4	333-142646	5/4/2007

10.5	*	Bonus Plan		S-1	10.5	333-142646	5/4/2007

10.6		License Agreement, dated January 4, 2005, between the registrant and Dr. med. Reinhard Schlief		S-1	10.6	333-142646	5/4/2007

10.7		Exclusive Sublicense Agreement, dated October 10, 2003, between the registrant and UNEMED Corporation		S-1	10.7	333-142646	5/4/2007

10.8		Assignment, Assumption and License Agreement, dated October 7, 1999, between the registrant and Bristol-Myers Squibb Medical Imaging, Inc. (as successor to DuPont Contrast Imaging, Inc.) dated October 7, 1999, and amendments thereto		S-1	10.8	333-142646	5/4/2007

10.9		License Agreement, dated February 10, 2006, between the registrant and the University of Arkansas for Medical Sciences		S-1	10.9	333-142646	5/4/2007

10.10		Asset Purchase Agreement, dated April 10, 2006, between the registrant and Abbott Laboratories, and amendments thereto		S-1	10.10	333-142646	5/4/2007

10.11		Escrow Agreement, dated April 14, 2006, between the registrant and Abbott Laboratories		S-1	10.11	333-142646	5/4/2007

10.12		Inventory Trademark License Agreement, dated April 14, 2006, between the registrant and Abbott Laboratories		S-1	10.12	333-142646	5/4/2007

10.13		Security Agreement, dated April 14, 2006, between the registrant and Abbott Laboratories		S-1	10.13	333-142646	5/4/2007

10.14		Secured Promissory Note, dated April 14, 2006, between the registrant and Abbott Laboratories		S-1	10.14	333-142646	5/4/2007

10.15		Second Amended Executive Employment Agreement, dated May 15, 2006, between the registrant and Evan C. Unger		S-1	10.15	333-142646	5/4/2007

				Incorporated by Reference
Exhibit			Filed		Exhibit
No		Exhibit Title	Herewith	Form	No.	File No.	Filing Date

10.16		Consulting Agreement, dated October 20, 2006, between the registrant and Evan C. Unger		S-1	10.16	333-142646	5/4/2007

10.17		Confidential Separation Agreement and Mutual General Release of All Claims, dated November 28, 2006, between the registrant and Evan C. Unger		S-1	10.17	333-142646	5/4/2007

10.18	*	Consulting Agreement, dated April 11, 2005, between the registrant and Greg Cobb		S-1	10.18	333-142646	5/4/2007

10.19	*	Amended Executive Employment Agreement, dated February 1, 2007, between the registrant and Greg Cobb		S-1	10.19	333-142646	5/4/2007

10.20	*	Amended Executive Employment Agreement, dated February 1, 2007, between the registrant and Bradford A. Zakes		S-1	10.20	333-142646	5/4/2007

10.21		Agreement, dated March 31, 2006, by and among the registrant, John A. Moore and Edson Moore Healthcare Ventures		S-1	10.21	333-142646	5/4/2007

10.22		Subscription Agreement and Investor Questionnaire, dated March 2004, between the registrant and each of the signatory investors, offering price $2.00 per share		S-1	10.22	333-142646	5/4/2007

10.23		Subscription Agreement and Investor Questionnaire, dated December 2004, between the registrant and each of the signatory investors, offering price $3.00 per share		S-1	10.23	333-142646	5/4/2007

10.24		Subscription Agreement and Investor Questionnaire, dated September and October 2004, between the registrant and each of the signatory investors, offering price $4.00 per share		S-1	10.24	333-142646	5/4/2007

10.25		Commercial Lease — Triple Net, dated November 1, 2002, between the registrant and ImaRx Investments L.L.C.		S-1	10.25	333-142646	5/4/2007

10.26		Standard Commercial — Industrial Lease, dated December 30, 1997, between the registrant and Tucson Tech Park and addenda thereto		S-1	10.26	333-142646	5/4/2007

				Incorporated by Reference
Exhibit			Filed		Exhibit
No		Exhibit Title	Herewith	Form	No.	File No.	Filing Date

10.27		Note Extension and Amendment Agreement, dated October 25, 2007, between the registrant and Abbott Laboratories		8-K	10.1	001-33043	10/26/2007

10.28	*	Amendment No. 2 to Executive Employment Agreement dated as of January 1, 2008 by and between the Company and Bradford A. Zakes		8-K	10.1	001-33043	2/7/2008

10.29	*	Amendment No. 2 to Executive Employment Agreement dated as of January 1, 2008 by and between the Company and Greg Cobb		8-K	10.2	001-33043	2/7/2008

10.30	*	Executive Employment Agreement dated as of January 1, 2008 by and between the Company and Garen Manvelian		8-K	10.3	001-33043	2/7/2008

10.31	*	Executive Employment Agreement dated as of January 1, 2008 by and between the Company and Kevin Ontiveros		8-K	10.4	001-33043	2/7/2008

10.32		Separation and Release of Claims Agreement with Greg Cobb		8-K	10.2	001-33043	6/10/2008

10.33		Separation and Release of Claims Agreement with Kevin Ontiveros		8-K	10.4	001-33043	6/10/2008

10.33		Consulting Agreement with Greg Cobb		8-K	10.3	001-33043	6/10/2008

10.34		Amended Executive Employment Agreement with Brad Zakes		8-K	10.1	001-33043	6/27/2008

10.35		Commercial Lease — dated December 10, 2007, between the registrant and Cambric Partners		10-K	10.32	001-33043	8/31/2008

10.36		Sublease Agreement — dated December 29, 2008 between the Registrant and Koronis Pharmaceuticals, Inc	X

23.1		Consent of Independent Registered Public Accounting Firm — McKennon, Wilson & Morgan, LLP	X

23.2		Consent of Independent Registered Public Accounting Firm — Ernst & Young, LLP	X

24.1		Power of Attorney (included in the signature page hereto)	X

Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
(c) Financial Statements and Schedules — See Item 15(a)(1) and 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMARX THERAPEUTICS, INC.
By:	/s/ Bradford A. Zakes
Bradford A. Zakes
President and Chief Executive Officer

March 6, 2009
Date
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bradford A. Zakes with full power of substitution and resubstitution and full power to act as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agent his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Bradford A. Zakes Bradford A. Zakes	President, Chief Executive Officer and Director (principal executive officer and principal financial officer)	March 6, 2009

/s/ Richard Love Richard Love	Director	March 6, 2009

/s/ Richard Otto Richard Otto	Director	March 6, 2009

/s/ Thomas W. Pew Thomas W. Pew	Director	March 6, 2009

/s/ Philip Ranker Philip Ranker	Director	March 6, 2009

/s/ James M. Strickland James M. Strickland	Director	March 6, 2009

IMARX THERAPEUTICS, INC.
(A Development Stage Company)
INDEX TO FINANCIAL STATEMENTS

Page

Index to Financial Statements	F-1

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheets as of December 31, 2007 and 2008	F-4

Statements of Operations for the years ended December 31 2007 and 2008 and for the period from inception (September 23, 2008) through December 31, 2008	F-5

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2007 and 2008	F-6

Statements of Cash Flows for the years ended December 31, 2007 and 2008 and for the period from inception (September 23, 2008) through December 31, 2008	F-7

Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
ImaRx Therapeutics, Inc.
We have audited the accompanying balance sheet of ImaRx Therapeutics, Inc., a development-stage company, as of December 31, 2008, the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the period from inception (September 23, 2008) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImaRx Therapeutics, Inc. at December 31, 2008, the results of their operations and their cash flows for the year then ended and for the period from inception (September 23, 2008) through December 31, 2008, in conformity with accounting principles generally accepted in the United States.
As discussed in Note 1 to the financial statements, effective September 23, 2008, the Company re-entered the development stage, as a result of the sale of all rights to the product “urokinase” to Microbix Biosystems, Inc. and decision to exploit technologies associated with on the development of therapies for stroke and other vascular disorders, using our proprietary microsphere technology together with ultrasound. Management determined that the rights sold did not constitute a reportable segment during the periods the Company owned the technology rights. Accordingly, management has not reported the revenues and costs of these technologies as discontinued operations.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has recurring losses, which has resulted in an accumulated deficit of $91.3 million at December 31, 2008. Management plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments for the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
/s/ McKennon, Wilson & Morgan LLP
Irvine, California
March 6, 2009
See accompanying notes.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
ImaRx Therapeutics, Inc.
We have audited the accompanying balance sheets of ImaRx Therapeutics, Inc. as of December 31, 2007, and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImaRx Therapeutics, Inc. at December 31, 2007, and the results of its operations and its cash flows for the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004), Share-Based Payments.
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
/s/ Ernst & Young LLP
Phoenix, Arizona
March 25, 2008
See accompanying notes.

ImaRx Therapeutics, Inc.
(A Development Stage Company)
Balance Sheets
(in thousands, except share data)

	December 31,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$12,861	$757
Restricted cash	388	—
Accounts receivable	349	—
Inventory	11,138	—
Inventory subject to return	2,560	12
Assets held for sale	—	108
Prepaid expenses and other	589	144

Total current assets	27,885	1,021
Long-term assets:
Property and equipment, net	1,170	51
Intangible assets, net	1,633	—
Other	19	—

Total assets	$30,707	$1,072

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,277	$117
Accrued expenses	837	82
Accrued chargebacks and administrative fees	1,317	—
Deferred revenue	5,373	226
Notes payable and accrued interest	11,698	—
Other	—	154

Total current liabilities	20,502	579
Commitments and contingencies (Notes 1, 5, 8, and 14)
Stockholders’ equity:
Common stock, $.0001 par 100,000,000 shares authorized, 10,046,683 issued and outstanding at December 31, 2007 and 10,165,733 issued and outstanding at December 31, 2008	1	1
Additional paid-in capital	91,386	91,808
Accumulated deficit	(81,182)	(91,316)

Total stockholders’ equity	10,205	493

Total liabilities and stockholders’ equity	$30,707	$1,072

See accompanying notes.

ImaRx Therapeutics, Inc.
(A Development Stage Company)
Statements of Operations
(in thousands, except share data)

			September 23, 2008
	Years Ended December 31,		(Inception) through
	2007	2008	December 31, 2008
Revenues:
Product sales, net	$7,841	$6,511	$960
Research and development	519	223	—

Total operating revenue	8,360	6,734	960
Costs and expenses:
Cost of product sales	3,518	3,051	575
Research and development	7,424	3,040	87
General and administrative	6,087	6,434	618
Asset impairment	—	9,978	—

Total cost and expenses	17,029	22,503	1,280

Operating loss	(8,669)	(15,769)	(320)
Other income (expense):
Interest and other income	548	49	15
Interest expense	(862)	(203)	—
Gain on settlement of accounts payable	—	187	187
Gain on extinguishment of debt	219	5,602	—

Net loss	(8,764)	(10,134)	(118)

Deemed dividend from beneficial conversion feature for Series F redeemable convertible preferred stock	(13,842)	—	—
Accretion of dividends on preferred stock	(867)	—	—
Reversal of accretion of dividends on preferred stock not paid	4,919	—	—

Net loss attributed to common stockholders	$(18,554)	$(10,134)	$(118)

Net loss attributed to common stockholders per share — Basic and diluted	$(3.16)	$(1.00)

Weighted-average shares outstanding — Basic and diluted	5,868,131	10,116,808

See accompanying notes.

ImaRx Therapeutics, Inc.
(A Development Stage Company)
Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

											Series E
	Redeemable Convertible Preferred Stock										Redeemable						Total
	Series A		Series B		Series C		Series D		Series F		Convertible				Additional		Stockholders’
		Carrying		Carrying		Carrying		Carrying		Carrying	Preferred Shares		Common Stock		Paid - in	Accumulated	Equity
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2007	2,291,144	9,329	593,226	9,492	285,714	1,945	438,232	1,562	2,835,000	13,535	1,000,000	4,000	2,606,739	—	28,620	(62,628)	(30,008)
Deemed dividend from beneficial conversion feature for Series F redeemable Convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,842	(13,842)	—
Accretion of undeclared dividends on Series A, D and F Redeemable Convertible Preferred Stock	—	252	—	—	—	—	—	48	—	567	—	—	—	—	—	(867)	(867)
Net proceeds from initial public offering	—	—	—	—	—	—	—	—	—	—	—	—	3,000,000	—	11,233	—	11,233
Conversion of redeemable convertible preferred stock to common stock	(2,291,144)	(9,581)	(593,226)	(9,492)	(285,714)	(1,945)	(438,232)	(1,610)	(2,835,000)	(14,102)	(1,000,000)	(4,000)	4,401,129	1	35,811	—	31,812
Issuance of warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,179	—	1,179
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—	38,500	—	193	—	193
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	315	—	1	—	1
Reversal of accretion of dividends on Series A, D and F preferred stock not paid	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,919	4,919
Stock — based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	507	—	507
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,764)	(8,764)

Balance at December 31, 2007	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	10,046,683	$1	$91,386	$(81,182)	$10,205

Issuance of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—	119,050	—	75	—	75
Stock — based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	347	—	347
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,134)	(10,134)

Balance at December 31, 2008	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	10,165,733	$1	$91,808	$(91,316)	$493

ImaRx Therapeutics, Inc.
(A Development Stage Company)
Statements of Cash Flows
(in thousands)

			September 23,
	Years Ended December 31,		2008 (Inception)
	2007	2008	December 31, 2008
Operating activities
Net loss	$(8,764)	$(10,134)	$(118)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,174	563	18
Stock-based compensation	700	422	156
Gain on extinguishments of debt	(219)	(5,602)	—
Asset impairment	—	9,978	—
Loss on disposal of property and equipment	19	118	1
Changes in operating assets and liabilities:
Inventory	4,922	937	—
Inventory subject to return	(2,115)	2,548	574
Accounts receivable	227	349	—
Prepaid expenses and other	(49)	445	64
Other assets	(19)	19	—
Accounts payable	(136)	(1,160)	(1,256)
Accrued expenses and other liabilities	1,781	(5,147)	(153)
Deferred revenue	4,417	(1,715)	(968)

Net cash provided by (used in) operating activities	1,938	(8,379)	(1,682)
Investing activities
Purchase of property and equipment, net	(577)	(11)	—
Proceeds from sale of property and equipment	—	197	—
Proceeds from sale of urokinase asset	—	2,000	—

Net cash used in investing activities	(577)	2,186	—
Financing activities
Change in restricted cash	(388)	388	—
Payment on note payable	(4,780)	(6,299)	—
Proceeds from sale of common stock	12,412	—	—

Net cash provided by financing activities	7,244	(5,911)	—

Net increase (decrease) in cash and cash equivalents	8,605	(12,104)	(1,682)
Cash and cash equivalents at the beginning of the year	4,256	12,861	2,439

Cash and cash equivalents at the end of the year	$12,861	$757	$757

Supplemental schedule of cash flow information
Cash paid for interest	$1,351	$329	$—

Supplemental Schedule of Noncash Investing and Financing Activities:
Accretion of undeclared dividends on Series A/D/F redeemable convertible preferred stock	$867	$—	$—
Reversal of accretion of undeclared dividends on Series A/D/F redeemable convertible preferred stock not paid	4,919	—	—
Deemed dividend from beneficial conversion feature for Series F redeemable convertible preferred stock	13,842	—	—
Conversion of convertible preferred stock to common stock upon initial public offering	35,811	—	—
Fair value of stock warrants issued in connection with Company’s initial public offering	1,179	—	—
See accompanying notes.

ImaRx Therapeutics, Inc.
(A Development Stage Company)
Notes to Financial Statements
1. The Company and Significant Accounting Policies
The Company
We are a development stage biopharmaceutical company whose research and development efforts have focused on the development of therapies for stroke and other vascular disorders, using our proprietary microsphere technology together with ultrasound. Our lead program, SonoLysis, involves the administration of our proprietary MRX-801 microspheres and ultrasound to break up blood clots and restore blood flow to oxygen deprived tissues. We were previously engaged in the commercialization of one drug approved by the Food and Drug Administration or FDA, urokinase, but sold all rights to that product to Microbix Biosystems, Inc., or Microbix, on September 23, 2008.
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
Basis of Presentation
On September 23, 2008, Microbix purchased our remaining urokinase inventory and related assets and assumed full responsibility for all ongoing commercial and regulatory activities associated with the product for an upfront payment of $2.0 million and the assumption of up to $0.5 million in chargeback and other liabilities for commercial product currently in the distribution channel. If the assumed chargeback and other liabilities paid by Microbix are less than the $0.5 million assumed, Microbix will issue payment to us for the difference. Microbix also agreed to pay us an additional $2.5 million upon the release of certain inventory of urokinase currently under review by the FDA. In light of this transaction we will receive no cash from future sales of urokinase. As a result, we may not have sufficient capital resources to support operations and continue as a going concern.
On September 23, 2008, upon the sale of the urokinase asset to Microbix, we returned to the development stage. We no longer have any commercialized products or licensed technologies that will provide significant revenue in the immediate future. The sale of urokinase assets did not result in discontinued operations reporting as this was not considered a reportable segment. We purchased this inventory as it was complimentary to our SonoLysis program efforts and assisted us in obtaining contacts that would be beneficial to our developmental products. At the time we purchased the urokinase inventory from Abbott Laboratories there were no FDA approved manufacturing facilities that could manufacture additional supplies of urokinase for commercialization. We purchase urokinase with the intention of selling the purchased inventory for cash. Due to the amount of time and resources that it would require to build new manufacturing facilities and obtain FDA approval of the facility, it was not our intention to reproduce additional commercial supplies of inventory once the existing supplies had been sold. Since discontinued operations reporting was not appropriate, the urokinase assets were written off and we will continue to record revenue until the product at our wholesale distributors is completely sold through to a third party.
Our ability to continue as a going concern depends on our ability to enter into a strategic transaction for our SonoLysis program that results in significant cash proceeds to the Company and whether Microbix is successful in securing the release of the urokinase inventory by the FDA thereby triggering the $2.5 million payment. We have had recurring losses, which have resulted in an accumulated deficit of $91.3 million at December 31, 2008. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements include adjustments to reduce the value of certain assets to fair value, but do not include any other adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot acquire additional financing or execute the strategic alternatives being considered.

Estimates and Assumptions
Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of stock-based compensation forfeiture rates; assumptions such as the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; and, estimating the fair value and/or goodwill impairment for our reporting units. Actual results and outcomes may differ from management’s estimates and assumptions.
Cash Equivalents and Restricted Cash
We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value. Our cash equivalents have been comprised mainly of marketable bank obligations, commercial paper, and corporate notes and bonds.
The restricted cash represented the amount of cash held in the escrow account for the repayment of the note payable with Abbott Laboratories.
Fair Value of Financial Instruments
The carrying amounts of financial instruments, including cash and cash equivalents, accounts payable, accrued expenses and notes payable, approximate fair value based on the liquidity or on the short-term maturities of these financial instruments.
Accounts Receivable
Accounts receivable consisted of amounts due from wholesale distributors for the purchase of urokinase product and are recorded net of allowances for sales discounts and prompt payment discounts. To date we have not recorded a bad debt allowance because the majority of our product revenue comes from sales to a limited number of established wholesale distributors. The need for bad debt allowance is evaluated each reporting period based on our assessment of the creditworthiness of our customers.
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
On September 23, 2008, we divested the urokinase assets and sold all of the remaining urokinase inventory to Microbix. As such, the inventory value at December 31, 2008 is zero.
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
Intangible Assets and Other Long-Lived Assets
Intangible assets included customer relationships, trade name, contracts and technology and were accounted for based on SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets with finite useful lives were amortized over the estimated useful lives from the date of acquisition, ranging from one to four years, using the straight-line method. The Abbokinase trade name had an estimated life of one year.
We account for long-lived assets in accordance with the provisions of SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If it is determined that the asset may not be recoverable and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference. SFAS 144 requires companies to separately report discontinued operations, including components of an entity that either have been disposed of (by sale, abandonment or in a distribution to owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
At June 30, 2008, we evaluated our intangible assets for impairment due to the receipt of the Approvable Letter from the FDA and determined that all of the intangible assets were impaired. As such, these intangibles were written off by recording a $1.3 million impairment. We also initiated a plan to sell a portion of our laboratory equipment, which we valued at fair value and recorded a $0.5 million impairment. The assets were classified as held for sale. We completed the sale of $152,000 of assets held for sale for cash of $115,000 and the termination of a lease agreement, which resulted in a reduction of future lease payments of $16,000. We recorded an additional loss on the sale of equipment in this transaction in the amount of $21,000.
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
Our customers consisted primarily of large established pharmaceutical wholesale distributors who sell directly to hospitals and other healthcare providers. Provisions for product returns and exchanges, sales discounts, chargebacks, managed care and Medicaid rebates and other adjustments are established as a reduction of product sales revenues at the time such revenues are recognized. These deductions from gross revenue are established by management as its best estimate at the time of sale adjusted to reflect known changes in the factors that impact such reserves.
AmerisourceBergen accounted for 19%, Cardinal accounted for 38% and McKesson Corporation accounted for 38% of our total 2008 product revenues. AmerisourceBergen and Cardinal each accounted for 34% of our 2007 revenues and McKesson Corporation accounted for 25% of our 2007 revenues.

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
The weighted-average expected option term for the years ending December 31, 2007 and 2008 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107). The simplified method defines the life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches.
Research and Development Expenses
We classify our research and development expenses into four categories of activity, namely: research, development, clinical and regulatory. Our research and development efforts were focused primarily on product candidates from our SonoLysis program. As part of our restructuring effort announced in June 2008, we have ceased substantially all research related activities.
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
The following potential common shares have been excluded from the computation of diluted net loss per share since their effect would be antidilutive in each of the loss periods presented. The shares have been revised to account for the one-for-three reverse stock split that occurred in May 2007. Herein all shares presented in this annual report on Form 10-K have been adjusted to reflect these stock splits.

	Years Ended December 31,
	2007	2008
Stock options	1,534,269	732,079
Warrants	1,023,913	1,023,913
Concentration of Credit Risk
We maintain cash balances at financial institutions and such cash balances commonly exceed the $250,000 insured amount by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts and management believes that we are not exposed to any significant credit risk with respect to such cash and cash equivalents.
Recently Issued Accounting Pronouncements
In May 2008, the FASB issued SFAS No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS 162 becomes effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS 162 will not have an impact on our financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), Business Combinations and SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning in the first fiscal period ending after December 15, 2008. Early adoption is not permitted. We do not believe the adoption of these new standards, SFAS 141R and SFAS 160, will have an impact on our financial statements.
Impact of Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and was adopted by us in the first quarter of 2008. The adoption of SFAS 157 did not have a material impact on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and was adopted by us in the first quarter of 2008. The adoption of SFAS 159 did not have any impact on our results of operations and financial condition as the fair value option was not elected for any of our financial assets or financial liabilities.
In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3 (EITF No. 07-3), Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities to be deferred and capitalized. These amounts will be recognized as expense in the period that the related goods are delivered or the related services are performed. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007. We adopted the provisions of EITF No. 07-3 in the first quarter of 2008 and the adoption of EITF No. 07-3 did not have a material impact on our results of operations and financial condition.
2. Balance Sheet Data
Property and Equipment
Property and equipment consist of the following:

	December 31,
	2007	2008
	(in thousands)
Leasehold improvements	$652	$—
Laboratory equipment	2,212	—
Computer and communications equipment	279	99
Office furniture and equipment	157	—
Construction in progress	43	—

	3,343	99
Less accumulated depreciation	2,173	48

	$1,170	$51

For the years ended December 31, 2007 and 2008, we recorded depreciation expense of $0.3 million and $0.2 million, respectively.

Intangible Assets
Intangibles consisted of the following (in thousands):

	December 31, 2007
	Weighted	Gross carrying	Accumulated
	average life	amount	amortization
Customer lists	4 years	$2,700	$(1,125)
Trade name	1 year	500	(500)
Cell technology	4 years	100	(42)

		$3,300	$(1,667)

The intangible assets were written off in June 2008. See Note 1 for disclosure.
Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2007	2008
	(in thousands)
Accrued compensation	$528	$43
Accrued contract services	181	—
Other accrued expenses	128	39

	$837	$82

3. Restructuring
Our board of directors authorized a restructuring that was implemented on June 11, 2008, that included a workforce reduction in which the employment of all of our employees other than Bradford Zakes, our president and chief executive officer, and one additional employee were terminated. The costs associated with these actions for the year ended December 31, 2008 was $0.8 million, of which $0.5 million represented severance payments for the affected employees, all of which were paid prior to June 30, 2008. We also incurred a $0.5 million asset impairment for long-lived assets. See Note 4 for disclosure. All expenses incurred due to the restructuring, other than assets impaired, have been included in the statement of operations under general and administrative. Certain of the Company’s former key employees entered into consulting agreements with us in order to assist us in exploring strategic alternatives for our clinical-stage SonoLysis program and other assets.
The following table presents the activity and balances of the restructuring (in thousands):

	Employee
	Separations	Facility Closing	Total
Liability, July 1, 2008	$40	$242	$282
Cash payments	(40)	—	(40)
Amortization	—	(72)	(72)
Adjustments to expense	—	(16)	(16)

Liability, December 31, 2008	$—	$154	$154

4. Assets Held for Sale
In connection with the June 11, 2008 restructuring, we discontinued substantially all research and development activity. As such, we initiated a process to sell certain items of laboratory equipment that will not be required for a future strategic transaction associated with our SonoLysis program. We determined that the plan of sale criteria in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, had been met. Accordingly, the carrying value of the laboratory equipment was adjusted to its fair value less costs to sell, amounting to $0.3 million, which was determined based on quoted market prices of similar assets.
In the three months ended September 30, 2008, we completed the sale of $152,000 of assets held for sale for cash of $115,000 and the termination of a lease agreement, which resulted in a reduction of future lease payments of $16,000. We recorded an additional loss on the sale of equipment in this transaction in the amount of $21,000.

5. Income Taxes
The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2007	2008

Current:
Federal	$—	$—
State	—	—

Total current provision	—	—
Deferred:
Federal	(3,246)	(3,382)
State	(328)	(243)
Valuation allowance	3,574	3,625

Total deferred provision	—	—

Total tax provision	$—	$—

A reconciliation of the U.S. federal statutory income tax rate to the effective rate follows.

	Years Ended December 31,
	2007	2008

Tax benefit at statutory rate	$(2,979)	$(3,413)
State taxes (net of federal benefit)	(328)	(243)
Net benefit from research and development credits	(547)	(86)
Stock compensation	96	23
Other, net	184	94
Valuation allowance	3,574	3,625

Tax benefit at statutory rate	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred tax assets and liabilities are attributed to the following temporary differences:

	December 31,
	2007	2008
	(in thousands)
Current deferred tax assets:
Reserves and accrued liabilities	$47	$13
Other	5	3

	52	16

Noncurrent deferred tax assets:
Property and equipment	110	(8)
Deferred revenue	2,004	84
Intangibles	2,301	1,854
Stock compensation	448	552
Research and development credits	2,188	2,197
Net operating loss carryforward	13,973	20,006

	21,024	24,685

Total deferred tax assets	21,076	24,701
Valuation allowance	(21,076)	(24,701)

Net deferred tax assets	$—	$—

At December 31, 2008, we had net operating loss carryforwards of $53.4 million for federal tax purposes that begin to expire in the year 2020. For state income tax purposes, we had net operating loss carryforwards at December 31, 2008 of $37.9 million that expire within five years of being incurred and will begin to expire for state purposes in 2009. Additionally, we have research and development credit carryforwards of $1.4 million for federal purposes and $0.8 million for state purposes that begin to expire in 2020 and 2015 for federal and state purposes, respectively. Finally, we generated a capital loss carryforward of $13.6 million in 2007, which will expire in 2012 for which no tax benefit was recorded.

For financial reporting purposes, a valuation allowance of $21.1 million and $24.7 million has been established at December 31, 2007 and 2008, respectively, to offset deferred tax assets relative to the net operating loss carryforwards and other deferred tax assets. The gross deferred tax assets resulted from accumulated net operating loss carryforwards since inception. We will not recognize any tax benefit until we are in a tax paying position, and therefore, more likely to realize the tax benefit. Our valuation allowance changed by $3.6 million during both years ended December 31, 2007 and 2008.
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
We file U.S. Federal tax returns and U.S. State tax returns. We have identified our US Federal tax return as our “major” tax jurisdiction. For the U.S. Federal return, years 2005 through 2007 are subject to tax examination by the U.S. Internal Revenue Service. We do not currently have any ongoing tax examinations. However, we had an examination of our 2006 U.S. Federal tax return by the U.S. Internal Revenue Service during the fiscal year ended December 31, 2008. The examination resulted in no changes. We believe that our income tax filing positions and deductions will continue to be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48. We do not anticipate that the total amount of unrecognized tax related to any particular tax benefit position will change significantly within the next 12 months.
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
At December 31, 2007 and 2008, our deferred tax assets do not include $0.3 million of excess tax benefits from employee stock option exercises that are a component of our net operating loss carryforward. Additional paid in capital will be increased by $0.3 million if and when such excess tax benefits are realized.

6. Investment in ImaRx Oncology, Ltd.
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
7. Related Party Transactions
We leased an office facility from a partnership whose beneficial owners include a former member of the Board of Directors of the Company. Rent expense related to this lease, which was terminated on August 1, 2008, amounted to $0.1 million in 2007 and approximately $57,000 in 2008.
8. Notes Payable
Note Payable for Asset Acquisition
In connection with an Asset Purchase Agreement dated April 25, 2006 with Abbott for the purchase of inventory and related intangibles, we issued a $15.0 million secured promissory note payable, which accrued simple interest at an annual rate of 6.0%. On October 25, 2007, we signed a Note Extension and Amendment Agreement with Abbott and the escrow agent. In this Agreement, Abbott agreed to extend the due date of the note to March 31, 2008, and we instructed the escrow agent to transfer the funds held in escrow of $4.8 million to Abbott in payment of accrued interest through the transaction date of $1.4 million and principal of $3.4 million.
In April 2008, we entered into a satisfaction, waiver and release agreement with Abbott Laboratories under which we paid Abbott Laboratories $5.2 million in cash and upon payment of the funds, the debt obligation was deemed to be indefeasibly paid in full by us and the note was cancelled and returned to us. This transaction resulted in a gain on extinguishment of debt of $5.6 million in our statement of operations for the year ended December 31, 2008.
9. Equity Transactions
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

Restricted Stock Awards
On July 31, 2007, members of the Board of Directors were issued a total of 38,500 shares of restricted common stock at a grant date fair value of $5.00 per share for services previously rendered for the Board. These shares vest upon the member’s departure from the Board of Directors. We recognized compensation expense of $0.2 million in 2007 which is included in the statement of operations under general and administrative expense.
On May 30, 2008, non-employee directors were issued a total of 119,050 shares of restricted stock at a grant date fair value of $0.63 per share for services rendered on the Company’s board of directors. The expense was recorded in the statement of operations under general and administrative expense.
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
Warrants to Purchase Common Stock
In connection with the initial public offering, warrants to purchase 671,589 shares of common stock were issued on July 31, 2007. The warrants are exercisable up to five years on a cashless basis at $5.75 per share. The fair value of the warrants at the date of issuance of $1.2 million was recorded against additional paid in capital as a cost of the initial public offering.
The following table summarizes the warrants that were outstanding as of December 31, 2008:
Warrants Issued

		Weighted-Average
	Warrants	Remaining Life	Warrants
Exercise Price	Outstanding	in Years	Exercisable
$5.75	671,589	8.58	671,589
10.00 - 13.75	91,050	0.61	91,050
15.00 - 16.50	150,664	0.55	150,664
20.00 - 21.25	109,996	4.41	109,996
35.00	614	2.18	614

	1,023,913	6.24	1,023,913

A summary of activity of warrants is as follows:

		Weighted-Average
	Warrants	Exercise Price
Balance at January 1, 2007	352,324	15.79
Granted	671,589	5.75
Exercised	—	—
Canceled	—	—
Balance at December 31, 2007	1,023,913	$9.21
Granted	—	—
Exercised	—	—
Canceled	—	—
Balance at December 31, 2008	1,023,913	$9.21

10. Stock Options
We have two equity incentive plans; the 2000 Stock Plan (“2000 Plan”) and the 2007 Performance Incentive Plan (“2007 Plan”). The 2000 Stock Plan was terminated immediately following the closing of the initial public offering on July 31, 2007. No additional grants will be issued from the 2000 Stock Plan; however, there are grants currently outstanding under this plan. The 2007 Plan became effective July 25, 2007, the effective date of the Company’s initial public offering. There were a total of 850,000 shares available for grant under the 2007 Plan upon its effective date. Any shares forfeited under the 2000 Plan would be added to the shares available for grant under the 2007 Plan. As of December 31, 2008, a cumulative total of 885,600 shares of common stock authorized for issuance. As of December 31, 2008, the total compensation cost related to non-vested options not yet recognized is $0.3 million, which will be charged to expense over the next 2 years.
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
The following assumptions were used to determine pro-forma and actual stock-based compensation expense:

	Years Ended December 31,
	2007	2008
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	75.0 - 82.17%	84.42 - 85.01%
Risk free interest rate	3.78 - 4.93%	3.46 - 3.67%
Expected life of option	7 years	7 years
The following table shows the amounts recognized in the financial statements for share-based compensation (in thousands):

	Years Ended December 31,
	2007	2008
Research and development	$341	$157
General and administrative	359	265

Total cost of share-based compensation in net loss	$700	$422

Impact on net loss per share — basic and diluted	$(0.12)	$(0.04)

A summary of activity under our stock option plans is as follows:

		Exercise Price	Weighted-Average
	Options	Per Share	Exercise Price
Balance at January 1, 2007	630,351	2.50-30.00	18.15
Granted	1,094,607	2.10-5.00	2.86
Exercised	(315)	2.50	2.50
Canceled	(190,374)	2.50-27.50	13.71

Balance at December 31, 2007	1,534,269	$2.50-30.00	$6.81
Granted	21,665	0.63-1.54	0.84
Exercised	—	—	—
Canceled	(823,855)	1.54-30.00	6.53

Balance at December 31, 2008	732,079	$0.63-27.50	$6.93

There was no aggregate intrinsic value on the options outstanding at December 31, 2008 since the exercise price of all outstanding options was greater than the closing stock price on December 31, 2008.
The following table summarizes information relating to currently outstanding and vested options at December 31, 2008:

	Options Outstanding		Options Exercisable
		Weighted-Average
	Options	Remaining Life	Options	Options	Weighted-Average
Range of Exercise Prices	Outstanding	(Years)	Vested	Exercisable	Exercise Price
$0.63-2.10	362,914	8.99	183,289	183,289	$1.97
2.11-4.00	32,500	3.72	32,500	32,500	2.80
4.01-15.00	289,415	7.43	221,500	289,415	10.98
15.01-30.00	47,250	7.29	43,750	47,250	24.07

Total	732,079	8.03	481,039	552,454	$8.18

The difference between the number of options vested and the number of options exercisable relates to the options outstanding under the 2000 Plan that have an early exercise provision.
On May 31, 2008, in connection with a termination of employment, stock options granted to an executive officer were modified to accelerate the vesting for certain non-vested options by 12 months from the date of termination and the option exercise period was extended for 12 months. Options to purchase 118,000 shares of common stock were subject to this acceleration, which resulted in 29,500 shares vesting and a reduction in compensation expense of $3,000 in the year ending December 31, 2008 using the assumptions on the date of modification per SFAS No. 123 (revised 2004), Share-Based Payment.
On June 11, 2008, in connection with termination of employment, the stock options granted to two executive officers were modified to accelerate the vesting for certain non-vested options by 12 months from the date of termination and the option exercise period was extended for 12 months. Options to purchase 399,666 shares of common stock were subject to this acceleration, which resulted in 132,082 shares vesting and a reduction in compensation expense of $0.1 million in the year ending December31, 2008 using the assumptions on the date of modification per SFAS No. 123(r).
11. Benefit Plan
We have a 401(k) profit sharing benefit plan (401(k) Plan) covering substantially all employees who are at least 21 years of age and provide a certain number of hours of service. Under the terms of the 401(k) Plan, employees may make voluntary contributions, subject to Internal Revenue Code limitations. We match 25% of the employee’s contributions up to a total of 15% of the employee’s gross salary. In August 2008, we elected to discontinue the company match portion of the 401(k) Plan. Our contributions to the 401(k) Plan vest equally over five years. Our contributions to the 401(k) Plan were $45,421 and $43,947, for the years ended December 31, 2007 and 2008, respectively.

12. Asset Acquisition and Sale
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
On September 23, 2008 we divested our urokinase business to Microbix. Under the terms of the agreement, Microbix purchased all remaining urokinase inventory and related assets and assumed full responsibility for ongoing commercial and regulatory activities associated with the product for an upfront payment of $2.0 million in cash and the assumption of up to $0.5 million of chargeback and other liabilities for commercial product in the distribution channel. If the assumed chargeback and other liabilities paid by Microbix are less than the $0.5 million assumed, Microbix will issue payment to us for the difference. An additional payment of $2.5 million will be made upon release by the FDA of the three lots of urokinase that are currently subject to a May 2008 Approvable Letter. Microbix is presently working with the FDA to secure the release of the three lots of urokinase. There can be no assurances that Microbix will be successful in securing such release in a timely manner or at all. If Microbix is unable to secure the release of the three lots we will not entitled to the additional $2.5 million payment.
As a result of this transaction inventory and accrued chargebacks and administrative fees were written down to zero and offset with the $2.0 million in cash and $0.5 million in assumed liabilities. The sale of urokinase assets did not result in discontinued operations reporting as this was not considered a reportable segment. We purchased this inventory as it was complimentary to our SonoLysis program efforts and assisted us in obtaining contacts that would be beneficial to our developmental products. At the time we purchased the urokinase inventory from Abbott there were no FDA approved manufacturing facilities that could manufacture additional supplies of urokinase for commercialization. We purchase urokinase with the intention of selling the purchased inventory for cash. Due to the amount of time and resources that it would require to build new manufacturing facilities and obtain FDA approval of the facility, it was not our intention to reproduce additional commercial supplies of inventory once the existing supplies had been sold.
13. Segments
The Company has determined that, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, it operates in one segment as it only reports operating results on an aggregate basis to the chief operating decision maker of the Company, our chief executive officer.
14. Commitments and Contingencies
Lease Commitments
As of December 31, 2008, we had noncancelable operating leases for office and laboratory space that expire through 2012. Total rent expense was $0.1 million in 2007 and $0.4 million in 2008.
On January 8, 2009, we entered into a Lease Surrender and Termination Agreement with Cambric Partners pursuant to which we agreed to terminate our lease dated December 10, 2007, as amended on January 25, 2008, for the premises located at 1730 E. River Road, Suite 200, Tucson, Arizona.
Future minimum lease commitments for operating leases at December 31, 2008 is $33,890 in 2009.
Contingencies
We periodically evaluate all pending or threatened contingencies and any commitments, if any, that are reasonably likely to have a material adverse effect on our operations or financial position. We assess the probability of an adverse outcome and determine if it is remote, reasonably possible or probable as defined in accordance with the provisions of SFAS No. 5 (SFAS 5), Accounting for Contingencies. If information available prior to the issuance of our financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of our financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to SFAS 5 are not met, but the probability of an adverse outcome is at least reasonably possible, the Company will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

At December 31, 2008, there was urokinase product at the wholesale distributors that had not been sold through to an end user. We do not currently have a returns reserve recorded in our financial statements for any potential product returns for expired product. There are lots of inventory that were sold to the wholesale distributors with expiry dates of November 2008 and December 2008. When the product was sold to Microbix on September 23, 2008, they assumed all liabilities up to $0.5 million. There is a possibility that Microbix will incur liabilities in excess of the $0.5 million. At this time, it is not possible to estimate any potential liability that we may be required to pay Microbix or other third parties.
15. Licensing Agreements
License Agreement with UNEMED Corporation
On October 10, 2003, UNEMED Corporation granted us an exclusive, worldwide license, with sublicense rights, to intellectual property and patents relating to the use of a thrombolytic agent together with microspheres for the treatment of thrombosis. We are obligated to pay UNEMED a royalty on any future net sales of products or processes which utilize the licensed technology, of which there have been no sales to date. We are also obligated to pay maintenance fees and expenses related to the maintenance of one of the patents covered by the license. The license agreement will terminate contemporaneously with the expiration of the licensed patents. Warrants were issued for the purchase of 4,000 shares of common stock at $10.00 per share with a fair value of $3,000 to acquire these rights.
License Agreement with Dr. med. Reinhard Schlief
On January 4, 2005, Dr. med. Reinhard Schlief granted us an exclusive, worldwide license, with the right to sub-license, to intellectual property and patents relating to methods of destroying cells by applying ultrasound to them in the presence of microspheres. We are obligated to pay Dr. Schlief a royalty of 2% of net sales revenue derived from the sale of products that utilize the licensed technology. The license agreement will terminate contemporaneously with the expiration of the licensed patents. Warrants were issued in 2005 for the purchase of 4,000 shares of common stock at $15.00 per share with a fair value of $36,000 to acquire these rights.
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
16. Subsequent Events
On January 8, 2009, we entered into a Lease Surrender and Termination Agreement with Cambric Partners pursuant to which we agreed to terminate our lease dated December 10, 2007, as amended on January 25, 2008, for the premises located at 1730 E. River Road, Suite 200, Tucson, Arizona. As consideration of Cambric’s acceptance of the early termination of the lease, we agreed to pay a termination fee of $75,000 and to forfeit the security deposit in the amount of $19,433.47 and to surrender the lease and the premises. The Termination Agreement is effective as of December 31, 2008 and contains other customary release provisions, representations, warranties and covenants.
The $75,000 termination fee was paid on January 9, 2009, which will result in a gain on settlement of $79,384 in the first quarter of 2009.

EXHIBIT INDEX

				Incorporated by Reference
Exhibit			Filed		Exhibit
No		Exhibit Title	Herewith	Form	No.	File No.	Filing Date

3.1		Fourth Amended and Restated Certificate of Incorporation of the registrant		S-1	3.1	333-142646	5/4/2007

3.2		Amendment to Certificate of Incorporation of the registrant to effect a six-for-ten reverse stock split		S-1	3.2	333-142646	5/4/2007

3.3		Second Amendment to Certificate of Incorporation of the registrant to effect a one-for-three reverse stock split		S-1	3.3	333-142646	5/4/2007

3.4		Amended and Restated Certificate of Incorporation of the registrant		S-1	3.4	333-142646	5/4/2007

3.5		Bylaws of the registrant, as amended		S-1	3.5	333-142646	5/4/2007

3.6		Amended and Restated Bylaws of the registrant		S-1	3.6	333-142646	5/4/2007

4.1		Specimen certificate evidencing shares of common stock		S-1	4.1	333-142646	5/4/2007

10.1	*	Form of Indemnification Agreement entered into between the registrant and each of its directors and officers		S-1	10.1	333-142646	5/4/2007

10.2		Second Amended and Restated Investors’ Rights Agreement, dated April 14, 2006, by and among the registrant and certain stockholders		S-1	10.2	333-142646	5/4/2007

10.3	*	2000 Stock Plan and related agreements		S-1	10.3	333-142646	5/4/2007

10.4	*	2007 Performance Incentive Plan and related agreements		S-1	10.4	333-142646	5/4/2007

10.5	*	Bonus Plan		S-1	10.5	333-142646	5/4/2007

10.6		License Agreement, dated January 4, 2005, between the registrant and Dr. med. Reinhard Schlief		S-1	10.6	333-142646	5/4/2007

10.7		Exclusive Sublicense Agreement, dated October 10, 2003, between the registrant and UNEMED Corporation		S-1	10.7	333-142646	5/4/2007

10.8		Assignment, Assumption and License Agreement, dated October 7, 1999, between the registrant and Bristol-Myers Squibb Medical Imaging, Inc. (as successor to DuPont Contrast Imaging, Inc.) dated October 7, 1999, and amendments thereto		S-1	10.8	333-142646	5/4/2007

				Incorporated by Reference
Exhibit			Filed		Exhibit
No		Exhibit Title	Herewith	Form	No.	File No.	Filing Date

10.9		License Agreement, dated February 10, 2006, between the registrant and the University of Arkansas for Medical Sciences		S-1	10.9	333-142646	5/4/2007

10.10		Asset Purchase Agreement, dated April 10, 2006, between the registrant and Abbott Laboratories, and amendments thereto		S-1	10.10	333-142646	5/4/2007

10.11		Escrow Agreement, dated April 14, 2006, between the registrant and Abbott Laboratories		S-1	10.11	333-142646	5/4/2007

10.12		Inventory Trademark License Agreement, dated April 14, 2006, between the registrant and Abbott Laboratories		S-1	10.12	333-142646	5/4/2007

10.13		Security Agreement, dated April 14, 2006, between the registrant and Abbott Laboratories		S-1	10.13	333-142646	5/4/2007

10.14		Secured Promissory Note, dated April 14, 2006, between the registrant and Abbott Laboratories		S-1	10.14	333-142646	5/4/2007

10.15		Second Amended Executive Employment Agreement, dated May 15, 2006, between the registrant and Evan C. Unger		S-1	10.15	333-142646	5/4/2007

10.16		Consulting Agreement, dated October 20, 2006, between the registrant and Evan C. Unger		S-1	10.16	333-142646	5/4/2007

10.17		Confidential Separation Agreement and Mutual General Release of All Claims, dated November 28, 2006, between the registrant and Evan C. Unger		S-1	10.17	333-142646	5/4/2007

10.18	*	Consulting Agreement, dated April 11, 2005, between the registrant and Greg Cobb		S-1	10.18	333-142646	5/4/2007

10.19	*	Amended Executive Employment Agreement, dated February 1, 2007, between the registrant and Greg Cobb		S-1	10.19	333-142646	5/4/2007

10.20	*	Amended Executive Employment Agreement, dated February 1, 2007, between the registrant and Bradford A. Zakes		S-1	10.20	333-142646	5/4/2007

10.21		Agreement, dated March 31, 2006, by and among the registrant, John A. Moore and Edson Moore Healthcare Ventures		S-1	10.21	333-142646	5/4/2007

				Incorporated by Reference
Exhibit			Filed		Exhibit
No		Exhibit Title	Herewith	Form	No.	File No.	Filing Date

10.22		Subscription Agreement and Investor Questionnaire, dated March 2004, between the registrant and each of the signatory investors, offering price $2.00 per share		S-1	10.22	333-142646	5/4/2007

10.23		Subscription Agreement and Investor Questionnaire, dated December 2004, between the registrant and each of the signatory investors, offering price $3.00 per share		S-1	10.23	333-142646	5/4/2007

10.24		Subscription Agreement and Investor Questionnaire, dated September and October 2004, between the registrant and each of the signatory investors, offering price $4.00 per share		S-1	10.24	333-142646	5/4/2007

10.25		Commercial Lease — Triple Net, dated November 1, 2002, between the registrant and ImaRx Investments L.L.C.		S-1	10.25	333-142646	5/4/2007

10.26		Standard Commercial — Industrial Lease, dated December 30, 1997, between the registrant and Tucson Tech Park and addenda thereto		S-1	10.26	333-142646	5/4/2007

10.27		Note Extension and Amendment Agreement, dated October 25, 2007, between the registrant and Abbott Laboratories		8-K	10.1	001-33043	10/26/2007

10.28	*	Amendment No. 2 to Executive Employment Agreement dated as of January 1, 2008 by and between the Company and Bradford A. Zakes		8-K	10.1	001-33043	2/7/2008

10.29	*	Amendment No. 2 to Executive Employment Agreement dated as of January 1, 2008 by and between the Company and Greg Cobb		8-K	10.2	001-33043	2/7/2008

10.30	*	Executive Employment Agreement dated as of January 1, 2008 by and between the Company and Garen Manvelian		8-K	10.3	001-33043	2/7/2008

10.31	*	Executive Employment Agreement dated as of January 1, 2008 by and between the Company and Kevin Ontiveros		8-K	10.4	001-33043	2/7/2008

10.32		Separation and Release of Claims Agreement with Greg Cobb		8-K	10.2	001-33043	6/10/2008

10.33		Separation and Release of Claims Agreement with Kevin Ontiveros		8-K	10.4	001-33043	6/10/2008

Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

10.33	Consulting Agreement with Greg Cobb		8-K	10.3	001-33043	6/10/2008

10.34	Amended Executive Employment Agreement with Brad Zakes		8-K	10.1	001-33043	6/27/2008

10.35	Commercial Lease — dated December 10, 2007, between the registrant and Cambric Partners		10-K	10.32	001-33043	8/31/2008

10.36	Sublease Agreement — dated December 29, 2008 between the Registrant and Koronis Pharmaceuticals, Inc	X

23.1	Consent of Independent Registered Public Accounting Firm — McKennon, Wilson & Morgan, LLP	X

23.2	Consent of Independent Registered Public Accounting Firm — Ernst & Young, LLP	X

24.1	Power of Attorney (included in the signature page hereto)	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X