Form 10-Q
period 2009-03-31
IMARX THERAPEUTICS INC
filed 2009-05-14
CIK 1123695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at May 12, 2009
Common Stock $0.0001 par value	10,165,733

Page No.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	3

Statements of Operations for the three-month period ended March 31, 2009 and 2008 (unaudited) and for the period from inception (September 23, 2008) through March 31, 2009 (unaudited)	4

Statements of Cash Flows for the three-month period ended March 31, 2009 and 2008 (unaudited) and for the period from inception (September 23, 2008) through March 31, 2009 (unaudited)	5

Notes to Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4T. Controls and Procedures	15

PART II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 6. Exhibits	15

SIGNATURES	16

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
ImaRx Therapeutics, Inc.
(A Development-Stage Company)
Balance Sheets
(in thousands, except per share data)

	March 31	December 31
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$424	$757
Inventory subject to return	—	12
Assets held for sale	108	108
Prepaid expenses and other	83	144

Total current assets	615	1,021
Long-term assets:
Property and equipment, net	46	51

Total assets	$661	$1,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$124	$117
Accrued expenses	69	82
Deferred revenue	200	226
Other	—	154

Total current liabilities	393	579
Stockholders’ equity:
Common stock, $.0001 par: 100,000,000 shares authorized, 10,165,733 shares issued and outstanding at March 31, 2009 (unaudited) and December 31, 2008	1	1
Additional paid-in capital	91,852	91,808
Accumulated deficit	(91,585)	(91,316)

Total stockholders’ equity	268	493

Total liabilities and stockholders’ equity	$661	$1,072

See accompanying notes.

ImaRx Therapeutics, Inc.
(A Development-Stage Company)
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended		September 23, 2008
	March 31		(Inception) through
	2009	2008	March 31, 2009
	(Unaudited)		(Unaudited)
Revenues:
Product sales, net	$26	$1,849	$986
Research and development	—	95	—

Total operating revenue	26	1,944	986
Costs and expenses:
Cost of product sales	13	834	588
Research and development	39	1,567	126
General and administrative	336	1,994	954

Total cost and expenses	388	4,395	1,668

Operating loss	(362)	(2,451)	(682)
Interest and other income, net	14	94	29
Interest expense	—	(173)	—
Gain on settlement of accounts payable and other current liabilities	79	—	266

Net loss	(269)	(2,530)	(387)
Net loss per share:
— Basic and diluted	$(0.03)	$(0.25)

Shares used in computing net loss per share:
— Basic and diluted	10,165,733	10,046,683

See accompanying notes.

ImaRx Therapeutics, Inc.
(A Development-Stage Company)
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended		September 23, 2008
	March 31		(Inception) through
	2009	2008	March 31, 2009
	(Unaudited)
Operating activities
Net loss	$(269)	$(2,530)	$(387)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5	287	23
Stock-based compensation	43	205	199
Loss on sale of property and equipment	—	22	1
Gain on settlement of accounts payable and other current liabilities	(79)	—	(266)
Changes in operating assets and liabilities:
Accounts receivable	—	225	—
Inventory	—	347	—
Inventory subject to return	12	416	587
Prepaid expenses and other	61	269	125
Accounts payable	8	(64)	(1,249)
Accrued expenses and other liabilities	(88)	(98)	(54)
Deferred revenue	(26)	(902)	(994)

Net cash used in operating activities	(333)	(1,823)	(2,015)
Investing activities
Purchase of property and equipment	—	(11)	—

Net cash used in investing activities	—	(11)	—
Financing activities
Payment on note payable	—	(1,122)	—
Change in restricted cash	—	388	—

Net cash used in financing activities	—	(734)	—

Net decrease in cash and cash equivalents	(333)	(2,568)	(2,015)
Cash and cash equivalents at the beginning of the period	757	12,861	2,439

Cash and cash equivalents at the end of the period	$424	$10,293	$424

Supplemental Schedule of Cash Flow Information
Cash paid for interest	$—	$361	$—

See accompanying notes.

ImaRx Therapeutics, Inc.
(A Development-Stage Company)
Notes to Financial Statements
March 31, 2009
(Unaudited)
1. The Company and Significant Accounting Policies
The Company
We are a development-stage biopharmaceutical company, whose research and development efforts have focused on the development of therapies for stroke and other vascular disorders, using our proprietary microsphere technology together with ultrasound. Our lead program, SonoLysis, involves the administration of our proprietary MRX-801 microspheres and ultrasound to break up blood clots and restore blood flow to oxygen deprived tissues. We were previously engaged in the commercialization of one drug approved by the Food and Drug Administration or FDA, urokinase, but sold all rights to that product to Microbix Biosystems, Inc., or Microbix, on September 23, 2008.
In June 2008, in response to new risks and challenges facing the Company, we announced a restructuring that included a significant workforce reduction in which all of our employees other than Bradford Zakes, our president and chief executive officer, and one additional employee were terminated. We paid a retention bonus to each of the remaining employees and entered into agreements with each of them to reimburse us a portion of the retention bonus should they voluntarily leave the employ of the Company prior to certain agreed upon dates.
We are seeking strategic alternatives that would enable the continued development of our SonoLysis program and have taken steps to preserve our cash resources in order to accomplish this objective. Historically, one of our primary sources of cash has been the sale of our urokinase product. Due to the sale of the urokinase asset to Microbix, we do not currently have any significant source of cash.
Basis of Presentation
The accompanying interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2008. The financial information is unaudited, but reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2008.
On September 23, 2008, upon the sale of the urokinase asset to Microbix, we returned to the development-stage. We no longer have any commercialized products or licensed technologies that will provide significant revenue in the immediate future. The sale of urokinase assets did not result in discontinued operations reporting as this was not considered a reportable segment. We purchased this inventory as it was complimentary to our SonoLysis program efforts and assisted us in obtaining contacts that would be beneficial to our developmental products. At the time we purchased the urokinase inventory from Abbott Laboratories there were no FDA approved manufacturing facilities that could manufacture additional supplies of urokinase for commercialization. We purchased urokinase with the intention of selling the purchased inventory for cash. Due to the amount of time and resources that it would require to build new manufacturing facilities and obtain FDA approval of the facility, it was not our intention to reproduce additional commercial supplies of inventory once the existing supplies had been sold. Since discontinued operations reporting was not appropriate, the urokinase assets were written off and we will continue to record revenue until the product at our wholesale distributors is completely sold through to a third party.
Our ability to continue as a going concern depends on our ability to enter into a strategic transaction for our SonoLysis program that results in significant cash proceeds to the Company and whether Microbix is successful in securing the release of the urokinase inventory by the FDA thereby triggering an additional cash payment to the Company. We have had recurring losses, which have resulted in an accumulated deficit of $91.6 million at March 31, 2009. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements include adjustments to reduce the value of certain assets to fair value, but do not include any other adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot acquire additional financing or execute the strategic alternatives being considered.

Inventory and Inventory Subject to Return
Inventory in 2008 was comprised of finished goods and was stated at the lower of cost or market value. Inventory subject to return in 2008 is comprised of finished goods, stated at the lower of cost or market value, and represents the amount of inventory that has been sold to wholesale distributors. When product is sold by the wholesale distributor to a hospital or other health care provider, a reduction in this account occurs and cost of sales is recorded.
Abbokinase® (urokinase), rebranded under the name Kinlytic®, was our only commercially available FDA approved product. Abbokinase is a thrombolytic or clot-dissolving agent approved for the treatment of acute massive pulmonary embolism, or blood clots in the lungs.
On September 23, 2008, we divested the urokinase assets and sold the entire remaining urokinase inventory to Microbix. As such, the inventory value at March 31, 2009 is zero.
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
McKesson Corporation accounted for 100% of our total gross revenue for the three months ended March 31, 2009. Our top three customers accounted for 100% of our total gross revenue for the three months ended March 31, 2008. AmerisourceBergen accounted for 30%, Cardinal accounted for 41% and McKesson Corporation accounted for 29% of our revenues for the three months ended March 31, 2008.
The deferred revenue balance at March 31, 2009 of $0.2 million reflects the potential liability we may incur if the liabilities assumed by Microbix are greater than $0.5 million. See Note 8 for further discussion.
2. Recently Issued Accounting Pronouncements
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

3. Recently Adopted Accounting Pronouncements
In June 2008, FASB issued EITF Issue No. 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 — specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of EITF 07-5 had no material impact on our financial statements.
4. Restructuring
Our board of directors authorized a restructuring that was implemented on June 11, 2008, that included a workforce reduction in which all of our employees other than Bradford Zakes, our president and chief executive officer, and one additional employee were terminated. The costs associated with these actions were $0.8 million, of which $0.5 million represented severance payments for the affected employees, all of which were paid prior to June 30, 2008. We also incurred a $0.5 million asset impairment for long-lived assets. All expenses incurred due to the restructuring, other than assets impaired, were included in the statement of operations under general and administrative in the year ended December 31, 2008.
The following table presents the activity and balances of the restructuring (in thousands):

Facility Closing

Liability, January 1, 2009	$154
Cash payments	(75)
Adjustments to expense	(79)

Liability, March 31, 2009	$—

5. Assets Held for Sale
In connection with the June 11, 2008 restructuring, we discontinued substantially all research and development activity. As such, we initiated a process to sell certain items of laboratory equipment that will not be required for a future strategic transaction associated with our SonoLysis program. We determined that the plan of sale criteria in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, had been met. Accordingly, the carrying value of the laboratory equipment was adjusted to its fair value less costs to sell.
6. Stock-Based Compensation
We maintain performance incentive plans under which incentive and non-qualified stock options are granted primarily to employees and non-employee directors. Under SFAS 123R, the fair value of each employee stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Expected dividend yield	N/A	0.00%
Expected stock price volatility	N/A	85.01%
Risk free interest rate	N/A	3.46%
Expected life of option	N/A	7 years
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

We have two equity incentive plans; the 2000 Stock Plan (“2000 Plan”) and the 2007 Performance Incentive Plan (“2007 Plan”). The 2000 Plan was terminated immediately following the closing of the initial public offering on July 31, 2007. No additional grants will be issued from the 2000 Plan; however, there are grants currently outstanding under this plan. The 2007 Plan became effective July 25, 2007, the effective date of the Company’s initial public offering. As of March 31, 2009, the total compensation cost related to non-vested options not yet recognized is $0.3 million, which will be charged to expense over the next 1.72 years.
A summary of activity under our stock plans is as follows:

			Weighted-	Weighted-Average
		Exercise Price	Average	Remaining
	Options	Per Share	Exercise Price	Contractual Term
Balance at December 31, 2008	732,079	$0.63-27.50	$6.93
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—

Outstanding at March 31, 2009	732,079	$0.63-27.50	$6.93	7.78

Options exercisable at March 31, 2009	567,424	$0.63-27.50	$8.33	7.51

There was no aggregate intrinsic value on the options outstanding at March 31, 2009, since the exercise price of all outstanding options was greater than the closing stock price on March 31, 2009.
7. Net Loss per Share
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

	Three Months Ended March 31,
	2009	2008
Net loss attributed to common stockholders	$(269)	$(2,530)
Basic and diluted weighted average shares outstanding	10,165,733	10,046,683

Net loss per share attributable to common stockholders — Basic and diluted	$(0.03)	$(0.25)

The following potential common shares have been excluded from the computation of diluted net loss per share since their effect would be antidilutive in each of the loss periods presented:

	Three Months Ended
	March 31,
	2009	2008
Stock options	732,079	1,471,865
Warrants	873,913	1,023,913

8. Asset Acquisition and Sale
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
On September 23, 2008 we divested our urokinase business to Microbix. Under the terms of the agreement, Microbix purchased all remaining urokinase inventory and related assets and assumed full responsibility for ongoing commercial and regulatory activities associated with the product for an upfront payment of $2.0 million in cash and the assumption of up to $0.5 million of chargeback liabilities for commercial product in the distribution channel. If the assumed chargeback liabilities paid by Microbix are less than the $0.5 million assumed, Microbix will issue payment to us for the difference. Microbix also agreed to make an additional payment of $2.5 million upon release by the FDA of the three lots of urokinase that are currently subject to a May 2008 Approvable Letter. Microbix is presently working with the FDA to secure the release of the three lots of urokinase. As of May 12, 2009, Microbix has not secured the release of the three lots from the FDA. There can be no assurances that Microbix will be successful in securing such release. If Microbix is unable to secure the release of the three lots we will not be entitled to the additional $2.5 million payment. If Microbix is able to secure the release of the three lots of urokinase, given the remaining expiry date on the lots, it is uncertain that Microbix will be in a position to make the full $2.5 million payment.
9. Commitments and Contingencies
We do not currently have a returns reserve recorded in our financial statements for any potential product returns for expired product. There is a large amount of inventory that was sold to the wholesale distributors with expiry dates of November 2008 and December 2008. When the product was sold to Microbix on September 23, 2008, they assumed all liabilities up to $0.5 million. There is a possibility that Microbix will incur liabilities in excess of the $0.5 million. The deferred revenue balance of $0.2 million at March 31, 2009 reflects the potential liability that we may be required to pay Microbix or other third parties.
We are currently responding to an Internal Revenue Service (IRS) inquiry regarding our calendar year 2005 payroll tax reporting. There is a possibility that the IRS will impose a penalty if we are unsuccessful in our response. At this time, we are unable to estimate the potential amount of the penalty. We estimate that this issue will be resolved in the second quarter ending June 30, 2009.
We have filed our calendar year 2008 franchise tax reports with the Delaware Secretary of State. We made estimated payments toward the 2008 franchise tax throughout our 2008 fiscal year. We are estimating a refund for overpayment of taxes of approximately $0.1 million and we estimate that this will be resolved in the second quarter ended June 30, 2009. No amounts have been recorded in the accompanying financial statements.

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
We are a development-stage biopharmaceutical company, whose research and development efforts have focused on the development of therapies for stroke and other vascular disorders, using our proprietary microsphere technology together with ultrasound. Our lead program, SonoLysis, involves the administration of our proprietary MRX-801 microspheres and ultrasound to break up blood clots and restore blood flow to oxygen deprived tissues. We were previously engaged in the commercialization of one drug approved by the Food and Drug Administration or FDA, urokinase. Urokinase is an FDA-approved thrombolytic or clot-dissolving agent, indicated for the treatment of acute massive pulmonary embolism. We purchased the product from Abbott Laboratories and had been selling the product since 2006 until we sold all rights to that product to Microbix Biosystems, Inc., or Microbix, in the third quarter of 2008.
In June 2008, in response to new risks and challenges facing the Company, we announced a restructuring that included a significant workforce reduction in which all of our employees other than Bradford Zakes, our president and chief executive officer, and one additional employee were terminated. We paid a retention bonus to each of the remaining employees and entered into agreements with each of them to reimburse us a portion of the retention bonus should they voluntarily leave the employ of the Company prior to certain agreed upon dates.
We are seeking strategic alternatives that will enable the continued development of our SonoLysis program and have taken steps to preserve our cash resources in order to accomplish this objective. Historically, one of our primary sources of cash has been the sale of our urokinase product. Due to the sale of the urokinase asset to Microbix, we do not currently have any significant source of cash.
Product Sales, Research and Development Revenue
Our primary source of revenue was derived from sales of our urokinase product which commenced in October 2006 following our purchase of the product from Abbott Laboratories. Future revenue will be eliminated as the product was sold to Microbix on September 23, 2008. As a result of the sale of the urokinase assets and inventory to Microbix, future revenues will no longer be recognized once the product currently held at the wholesale distributors is sold through to the end user. In addition to our commercial product sales, we also generated a limited amount of revenue by providing research services for projects funded under various government grants. We currently have no outstanding grants under which we are receiving revenue. We may apply for similar government grants in future periods.
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

Cost of Product Sales
Cost of product sales had been determined using a weighted-average method and includes the acquisition cost of the inventory as well as additional labeling costs we incurred to bring the product to market. Our product pricing was fixed, but had the potential to include a variable sales or cash discount depending on the nature of the sale. Our gross margins were affected by chargebacks, discounts and administrative fees paid to the wholesale distributors and GPOs. Due to the divestiture of our urokinase product, we will cease to have cost of product sales once all vials at the wholesale distributors have been sold to a hospital or other end user or have expired.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and our reported revenue and expenses. Significant management judgment was previously required to make estimates in relation to inventory and intangible asset valuation, chargebacks and administrative fee accruals, clinical trial costs and costs associated with transitioning to a public reporting company. We evaluate our estimates, and judgments related to these estimates, on an ongoing basis. We base our estimates of the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. There has been no significant change in our critical accounting policies or estimates from those policies or estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on form 10-K, filed with the Securities and Exchange Commission on March 6, 2009.
Inventory and Inventory Subject to Return
Inventory of urokinase was comprised of finished goods and is stated at the lower of cost or market value. Inventory value was initially determined as a result of the purchase price allocation from the acquisition of this product from Abbott Laboratories in 2006.
On September 23, 2008, we divested the urokinase assets and sold the entire remaining urokinase inventory to Microbix. As such, the inventory value is zero.
As of March 31, 2009, all of the vials in inventory held by our wholesale distributors were sold to a hospital or other end user or had expired. As such, inventory subject to return is zero.
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
Our customers consisted primarily of large pharmaceutical wholesale distributors who sell directly to hospitals and other healthcare providers. Provisions for product returns and exchanges, sales discounts, chargebacks, managed care and Medicaid rebates and other adjustments are established as a reduction of product sales revenues at the time such revenues are recognized. These deductions from gross revenue are established by us as our best estimate at the time of sale adjusted to reflect known changes in the factors that impact such reserves.
Historically, we provided research services under certain grant agreements, including federal grants from the National Institutes of Health. We recognized revenue for these research services as the services are performed. Revenue from grants was recognized over the contractual period of the related award.
Results of Operations
Three Months Ended March 31, 2009 Compared to 2008
Product Sales, Research and Development Revenue. Our revenue-producing activities during the three months ended March 31, 2009 and 2008, consisted of sales of our urokinase product and services provided under research grants and contracts. Our total revenues decreased from $1.9 million in the first quarter of 2008 to $26,000 in the first quarter of 2009, primarily as a result of the decline in revenue recognized on product sales which accounted for $1.8 million of our revenue in the first quarter of 2008 and $26,000 for the same period in 2009. The decrease in revenues is attributable to an ongoing reduction in channel inventory since divesting the product to Microbix in September 2008.

Cost of Product Sales. Cost of product sales was $0.8 million in the first quarter of 2008 compared to $13,000 for the first quarter of 2009. The decrease in cost of product sales was attributable to an ongoing reduction in channel inventory since divesting urokinase to Microbix.
Research and Development Expenses. Research and development expenses decreased from $1.6 million to $39,000 in the first quarter of 2008 and 2009, respectively. This decrease was principally a result of the wind down of our clinical trial and reduced salaries as a result of restructuring activities.
General and Administrative Expenses. General and administrative expenses decreased from $2.0 million to $0.3 million in the first quarter of 2008 and 2009, respectively. This decrease was principally a result of the cost saving activities related to our June 2008 restructuring which reduced salaries and other costs related to maintain a public company infrastructure.
Interest and Other Income. Interest and other income decreased from $0.1 million in the first quarter 2008 to $14,000 in the first quarter 2009, as a result of a lower cash balance.
Interest Expense. Interest expense decreased from $0.2 million in the first quarter of 2008 to zero in the first quarter of 2009. The interest expense was related to the note that was payable to Abbott Laboratories. The note was indefeasibly paid as of April 17, 2008.
Gain on Settlement of accounts payable and other liabilities. In the first quarter of 2009, we settled an outstanding lease obligation which resulted in a gain of $0.1 million.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred losses since our organization on October 7, 1999. At March 31, 2009, we had an accumulated deficit of $91.6 million. We have historically financed our operations principally through the public offering and private placement of shares of our common and preferred stock and convertible notes, government grants, and product sales. At March 31, 2009, we had $0.4 million in cash and cash equivalents.
In April 2006, we acquired from Abbott Laboratories the assets related to urokinase, including the remaining inventory of finished product, all regulatory and clinical documentation, validated cell lines, and intellectual property rights, including trade secrets and know-how relating to the manufacture of urokinase using the tissue culture method. The purchase price for the assets was $20.0 million, which was paid in the form of $5.0 million in cash and the issuance of a $15.0 million non-recourse promissory note with an initial maturity date of December 31, 2007, which was later extended to March 31, 2008. On April 17, 2008, we entered into a satisfaction, waiver and release agreement with Abbott Laboratories regarding payment of the note. Under the terms of the agreement, we were required to pay Abbott Laboratories $5.2 million in cash and upon payment of the funds, the debt obligation was deemed to be indefeasibly paid in full by us and the note was cancelled and returned to us.
On September 23, 2008, we divested our urokinase assets to Microbix. Through this transaction, Microbix acquired the remaining urokinase inventory and related assets and assumed full responsibility for ongoing commercial and regulatory activities associated with the product. Microbix paid to us an upfront payment of $2.0 million and assumed up to $0.5 million in chargeback and other liabilities for commercial product currently in the distribution channel. If the assumed chargeback and other liabilities paid by Microbix are less than the $0.5 million assumed, Microbix will issue payment to us for the difference. Microbix also agreed to make an additional payment of $2.5 million upon release by the FDA of the three lots of urokinase that are currently subject to a May 2008 Approvable Letter. Microbix is presently working with the FDA to secure the release of the three lots of urokinase. As of May 12, 2009, Microbix has not secured the release of the three lots from the FDA. There can be no assurances that Microbix will be successful in securing such release. If Microbix is unable to secure the release of the three lots we will not be entitled to the additional $2.5 million payment. If Microbix is able to secure the release of the three lots of urokinase, given the remaining expiry date on the lots, it is uncertain that Microbix will be in a position to make the full $2.5 million payment.
Cash Flows
Net Cash Used in Operating Activities. Net cash used in operating activities was $1.8 million for the three months ended March 31, 2008 and $0.3 million for the equivalent period in 2009. The net cash used in the three months ended March 31, 2008 and 2009 primarily reflects the net loss, offset in part by changes in working capital.

Net Cash Used in Investing Activities. Net cash used in investing activities was $11,000 and zero for the three months ended March 31, 2008 and 2009, respectively. Net cash used in investing activities for the three months ended March 31, 2008 primarily reflects purchases of property and equipment, including information technology, laboratory and office equipment.
Net Cash Used in Financing Activities. Net cash used in financing activities was $0.7 million for the three months ended March 31, 2008 and zero for the same period in 2009. Net cash used in financing activities for the three months ended March 31, 2008 was primarily attributable to the $1.1 million payment of escrow funds to Abbott Laboratories offset partially by the change in the escrow account balance.
Operating Capital and Capital Expenditure Requirements
Historically, our primary source of liquidity has been the public offering and private placement of shares of our common and preferred stock and convertible notes, government grants and product sales of urokinase. We do not currently have a significant source of cash.
In furtherance of the June 2008 restructuring we are now exploring strategic alternatives for our clinical-stage SonoLysis program and other Company assets, which may involve the disposition of substantially all of these assets. As a result of the sale of all of our urokinase assets to Microbix on September 23, 2008, we have sufficient capital to fund our operating needs into the third quarter of 2009. Our operating needs include the planned costs to operate our business and the amount required to fund our working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures.
We cannot be sure that our existing cash and cash equivalents will be adequate, or that additional financing will be available when needed, or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Failure to obtain adequate cash resources may adversely affect our ability to operate as a going concern. If we raise additional funds by issuing equity securities, or enter into a strategic transaction, substantial dilution to existing stockholders will likely result. If we raise additions funds by incurring debt obligations, the terms of the debt will likely involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
Item 4T. Controls and Procedures.
Based on an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, due to the restructuring plan initiated in June 2008 including the significant reduction in personnel in the accounting, finance and legal function, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

IMARX THERAPEUTICS, INC.
Date: May 14, 2009	By:	/s/ Bradford A. Zakes
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