Form 10-Q
period 2009-06-30
IMARX THERAPEUTICS INC
filed 2009-08-11
CIK 1123695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number 001-33043

ImaRx Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	86-0974730 (I.R.S. Employer Identification No.)

12277 134th Court NE, Suite 202, Redmond, WA (Address of Principal Executive Offices)	98052 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at August 10, 2009

Common Stock $0.0001 par value	10,165,733

Page No.
PART I FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3

Statements of Operations for the three and six-month periods ended June 30, 2009 and 2008 (unaudited) and for the period from inception (September 23, 2008) through June 30, 2009 (unaudited)	4

Statements of Cash Flows for the six-month periods ended June 30, 2009 and 2008 (unaudited) and for the period from inception (September 23, 2008) through June 30, 2009 (unaudited)	5

Notes to Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4T. Controls and Procedures	15

PART II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 6. Exhibits	17

SIGNATURES	18

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements.
ImaRx Therapeutics, Inc.
(A Development-Stage Company)
Balance Sheets
(in thousands, except per share data)

	June 30	December 31
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$167	$757
Inventory subject to return	—	12
Assets held for sale	133	108
Prepaid expenses and other	62	144

Total current assets	362	1,021
Long-term assets:
Property and equipment, net	—	51

Total assets	$362	$1,072

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$203	$117
Accrued expenses	88	82
Deferred revenue	200	226
Other	—	154

Total current liabilities	491	579
Stockholders’ (deficit) equity:
Common stock, $.0001 par:
100,000,000 shares authorized, 10,165,733 shares issued and outstanding at June 30, 2008 (unaudited) and December 31, 2008	1	1
Additional paid-in capital	91,889	91,808
Accumulated deficit	(92,019)	(91,316)

Total stockholders’ (deficit) equity	(129)	493

Total liabilities and stockholders’ (deficit) equity	$362	$1,072

See accompanying notes.

ImaRx Therapeutics, Inc.
(A Development-Stage Company)
Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended		September 23, 2008
	June 30		June 30		(inception) through
	2009	2008	2009	2008	June 30, 2009
Revenues:
Product sales, net	$—	$2,040	$26	$3,889	$986
Research and development	—	106	—	201	—

Total revenue	—	2,146	26	4,090	986
Costs and expenses:
Cost of product sales	—	925	13	1,759	588
Research and development	41	1,033	80	2,600	167
General and administrative	421	2,994	757	4,988	1,375
Asset impairment	18	9,978	18	9,978	18

Total cost and expenses	480	14,930	868	19,325	2,148

Operating loss	(480)	(12,784)	(842)	(15,235)	(1,162)
Interest and other income, net	46	(58)	60	36	75
Interest expense	—	(30)	—	(203)	—
Gain on settlement of accounts payable and other accrued liabilities	—	—	79	—	266
Gain on extinguishment of debt	—	5,602	—	5,602	—

Net loss	$(434)	$(7,270)	$(703)	$(9,800)	$(821)

Net loss per share:
— Basic and diluted	$(0.04)	$(0.72)	$(0.07)	$(0.97)

Shares used in computing net loss per share:
— Basic and diluted	10,165,733	10,087,238	10,165,733	10,067,072

See accompanying notes.

ImaRx Therapeutics, Inc.
(A Development-Stage Company)
Statements of Cash Flows
(in thousands)

	Six Months Ended		September 23, 2008
	June 30		(inception) through
	2009	2008	June 30, 2009
	(unaudited)
Operating activities
Net loss	$(703)	$(9,800)	$(821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	448	25
Stock-based compensation	80	165	236
Gain on extinguishments of debt	—	(5,602)	—
Loss on sale of property and equipment	—	198	—
Asset impairment	18	9,978	19
Gain on settlement of accounts payable and other accrued liabilities	(79)	—	(266)
Changes in operating assets and liabilities:
Inventory	—	437	—
Inventory subject to return	12	1,251	587
Accounts receivable	—	321	—
Prepaid expenses and other	82	407	146
Accounts payable	87	181	(1,169)
Accrued expenses and other liabilities	(69)	(45)	(35)
Deferred revenue	(26)	(2,732)	(994)

Net cash used in operating activities	(590)	(4,793)	(2,272)
Investing activities
Purchase of property and equipment	—	(11)	—

Net cash used in investing activities	—	(11)	—
Financing activities
Payment on note payable	—	(6,299)	—
Change in restricted cash	—	388	—

Net cash used in financing activities	—	(5,911)	—

Net decrease in cash and cash equivalents	(590)	(10,715)	(2,272)
Cash and cash equivalents at the beginning of the period	757	12,861	2,439

Cash and cash equivalents at the end of the period	$167	$2,146	$167

See accompanying notes.

ImaRx Therapeutics, Inc.
(A Development-Stage Company)
Notes to Financial Statements
June 30, 2009
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
On June 15, 2009, we entered into an Asset Purchase Agreement with WA 32609, Inc. to sell substantially all of the assets related to our therapy programs for the treatment of ischemic stroke, as well as other vascular disorders associated with blood clots, including but not limited to our clinical-stage SonoLysis product candidate, which involves the administration of our proprietary MRX-801 microspheres. We will receive $0.5 million in cash for the assets, subject to certain potential adjustments specified in the agreement. $0.4 million of the cash consideration will be paid at closing and the remaining $0.1 million will be placed in an escrow account to satisfy certain claims by WA 32609, Inc. that may arise post-closing. The escrow account will be released and distributed to us following the expiration of an approximately six-month holdback period. The sale is subject to shareholder approval at a special meeting of the shareholders which has been called for August 31, 2009.
On June 15, 2009, we entered into the First Amendment to the Asset Purchase Agreement with Microbix, which amended the Asset Purchase Agreement (“Original Agreement”) dated September 22, 2008. The Amendment provides that Microbix shall not be obligated to pay us the $2.5 million bonus due under the Original Agreement on release by the FDA of certain lots of urokinase. Instead, Microbix shall pay to us a sum of $0.2 million within 90 calendar days of the date of receipt by Microbix of written authorization from the FDA for the release of the urokinase lots should such authorization be received on or before September 1, 2010.
We are continuing to seek strategic alternatives for the remaining Company assets.
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
On September 23, 2008, upon the sale of the urokinase assets to Microbix, we returned to the development-stage. We no longer have any commercialized products or licensed technologies that will provide significant revenue in the immediate future. The sale of urokinase assets did not result in discontinued operations reporting as this was not considered a reportable segment. We purchased the urokinase inventory and related assets because it provided us with a source of cash to offset the development expenses associated with our SonoLysis program as well as afforded us the advantage of establishing key contacts within the medical community that would be beneficial to our development stage programs. At the time we purchased the urokinase assets from Abbott Laboratories, there were limited manufacturing facilities that had the capabilities to manufacture additional supplies of urokinase for commercialization. We purchased urokinase with the intention of selling the purchased inventory for cash. Due to the amount of time and resources that it would require to remanufacture a new supply of urokinase at a new manufacturing facility, it was not our intention to reproduce additional commercial supplies of inventory once the existing supplies had been sold. Since discontinued operations reporting was not appropriate, the urokinase assets were written off and we will continue to record revenue until the product at our wholesale distributors is completely sold through to a third party.

Our ability to continue as a going concern depends on our ability to successfully close the Asset Purchase Agreement with WA 32609, Inc. for our SonoLysis program and whether Microbix is successful in securing the release of the urokinase inventory by the FDA thereby triggering the payment of additional cash proceeds to the Company. We have had recurring losses, which have resulted in an accumulated deficit of $92.0 million at June 30, 2009. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements include adjustments to reduce the value of certain assets to fair value, but do not include any other adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot obtain additional financing or execute the strategic alternatives being considered.
2. Recently Adopted Accounting Pronouncements
In May 2009, the FASB issued SFAS No. 165 (SFAS 165), Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The statement sets forth (a) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement was adopted in the quarter ended June 30, 2009 and did not have a material impact on our financial statements.
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
The following table presents the activity and balances of the restructuring (in thousands):

Facility Closing

Liability, January 1, 2009	$154
Cash payments	(75)
Adjustments to expense	(79)

Liability, June 30, 2009	$—

4. Assets Held for Sale
In connection with the June 11, 2008 restructuring, we discontinued substantially all research and development activity. As such, we initiated a process to sell certain items of laboratory equipment that would not be required for a future strategic transaction associated with our SonoLysis program. We determined that the plan of sale criteria in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, had been met. Accordingly, the carrying value of the laboratory equipment was adjusted to its fair value less costs to sell.
On June 15, 2009, we signed an Asset Purchase Agreement with WA 32069, Inc. to sell substantially all of the assets related to our therapy programs for the treatment of ischemic stroke as well as other vascular disorders associated with blood clots, including but not limited to our clinical-stage SonoLysis product candidate, which involves the administration of our proprietary MRX-801 microspheres. This includes all laboratory equipment and IT related equipment. We determined that the plan of sale criteria in SFAS 144 had been met. Accordingly, the carrying value of the IT related equipment was adjusted to its fair value less costs to sell and resulted in an impairment charge of $18,000 in the period ended June 30, 2009.

5. Stockholders’ Equity (Deficit)
Proposed Reverse Stock Split
At the special meeting of stockholders to be held on August 31, 2009, our stockholders will be asked to approve an amendment to our fifth amended and restated certificate of incorporation effecting a reverse stock split of the issued and outstanding shares of our common stock. It is anticipated that the reverse stock split ratio will be one share for every ten shares of our common stock outstanding. Upon the effectiveness of the amendment to the fifth amended and restated certificate of incorporation effecting the reverse stock split, or the split effective time, the issued and outstanding shares of our common stock immediately prior to the split effective time will be reclassified into a smaller number of shares such that a current stockholder will own one new share of our common stock for each ten shares of issued common stock held by that stockholder immediately prior to the split effective time.
Stock Options
We have two equity incentive plans; the 2000 Stock Plan (“2000 Plan”) and the 2007 Performance Incentive Plan (“2007 Plan”). The 2000 Plan was terminated immediately following the closing of the initial public offering on July 31, 2007. No additional grants will be issued from the 2000 Plan; however, there are grants currently outstanding under this plan. The 2007 Plan became effective July 25, 2007, the effective date of the Company’s initial public offering. As of June 30, 2009, the total compensation cost related to non-vested options not yet recognized is $0.4 million, which will be charged to expense over the next 1.4 years.
A summary of activity under our stock plans is as follows:

			Weighted-	Weighted-Average
		Exercise Price	Average	Remaining
	Options	Per Share	Exercise Price	Contractual Term
Outstanding at December 31, 2008	732,079	$0.63-27.50	$6.93
Granted	—	—	—
Exercised	—	—	—
Canceled	203,083	2.10-25.00	6.55
Outstanding at June 30, 2009 (unaudited)	528,996	$0.63-27.50	$7.08	6.92

Options exercisable at June 30, 2009	379,309	$0.63-27.50	$9.04	7.01

6. Net Loss per Share
Basic and diluted net loss attributable to common stockholders per share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented. The effects of potentially dilutive securities are antidilutive in the loss periods. At June 30, 2009, there were no options and warrants outstanding that would have had a dilutive effect should the Company have had net income during the periods reported.
7. Asset Acquisition and Sale
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
On September 23, 2008, we divested our urokinase business to Microbix. Under the terms of the agreement, Microbix purchased all remaining urokinase inventory and related assets and assumed full responsibility for ongoing commercial and regulatory activities associated with the product for an upfront payment of $2.0 million in cash and the assumption of up to $0.5 million of chargeback liabilities for commercial product in the distribution channel. If the assumed chargeback liabilities paid by Microbix are less than the $0.5 million assumed, Microbix will issue payment to us for the difference. Microbix also agreed to make an additional payment of $2.5 million upon release by the FDA of the three lots of urokinase that are currently subject to a May 2008 Approvable Letter. Microbix is presently working with the FDA to secure the release of the three lots of urokinase. On June 15, 2009, we entered into the First Amendment with Microbix. The Amendment provides that Microbix shall not be obligated to pay the $2.5 million bonus due under the Original Agreement on release by the FDA of certain lots of urokinase to us. Instead, Microbix shall pay to us a sum of $0.2 million within 90 calendar days of the date of receipt by Microbix of written authorization from the FDA for the release of the urokinase lots should such authorization be received on or before September 1, 2010. As of August 7, 2009, Microbix has not secured the release of the three lots from the FDA. There can be no assurances that Microbix will be successful in securing such release. If Microbix is unable to secure the release of the three lots we will not be entitled to the additional $0.2 million payment.

8. Commitments and Contingencies
We do not currently have a returns reserve recorded in our financial statements for any potential product returns for expired product. There is a large amount of inventory that was sold to the wholesale distributors with expiry dates of November 2008 and December 2008. When the product was sold to Microbix on September 23, 2008, they assumed all liabilities up to $0.5 million. There is a possibility that Microbix will incur liabilities in excess of the $0.5 million. The deferred revenue balance of $0.2 million at June 30, 2009 reflects the potential liability that we may be required to pay Microbix or other third parties.
We responded to an Internal Revenue Service (IRS) inquiry regarding our calendar year 2005 payroll tax reporting. The IRS did not allow our initial response and did not initially abate the penalty that was assessed of $70,000. In the second quarter ended June 30, 2009, we appealed this position with the IRS. At this time, we are awaiting a response to our appeal. At this time, we estimate that it is probable that the IRS will accept the appeal and abate the penalty and we estimate that this issue will be resolved in the third quarter ending September 30, 2009.
We have filed our calendar year 2008 franchise tax reports with the Delaware Secretary of State. We made estimated payments toward the 2008 franchise tax throughout our 2008 fiscal year. We received a refund payment in the amount of $0.1 million on August 3, 2009. A gain will be recorded in the accompanying financial statements in the quarter ended September 30, 2009.
9. Investment in Unconsolidated Entity
On April 24, 2009, we entered into a license agreement with Reflow Biomedical, Inc, a privately-held, development-stage biotechnology company, for rights to our SonoLysis patents for ocular-related indications. Under the terms of this agreement, ImaRx is eligible to receive a 3% royalty on future product sales, annual payment for supply of MRX-801 and a one-time payment for access to ImaRx regulatory files. Additionally, we received 2% equity in Reflow Biomedical on a fully diluted basis. The investment was accounted for using the cost method and was assigned zero value.

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
On April 24, 2009, we entered into a license agreement with Reflow Biomedical, Inc, for rights to our SonoLysis patents for ocular-related indications. Under the terms of this agreement, ImaRx is eligible to receive a 3% royalty on future product sales, annual payment for supply of MRX-801 and a one-time payment for access to ImaRx regulatory files. Additionally, we received 2% equity in Reflow Biomedical on a fully diluted basis.
On June 15, 2009, we entered into an Asset Purchase Agreement with WA 32609, Inc. to sell substantially all of the assets related to our therapy programs for the treatment of ischemic stroke as well as other vascular disorders associated with blood clots, including but not limited to our clinical-stage SonoLysis product candidate, which involves the administration of our proprietary MRX-801 microspheres. We will receive $0.5 million in cash for the assets, subject to certain potential adjustments specified in the agreement. $0.4 million of the cash consideration will be paid at closing and the remaining $0.1 million will be placed in an escrow account to satisfy certain claims by WA 32609, Inc. that may arise post-closing. The escrow account will be released and distributed to us following the expiration of an approximately six month holdback period. The sale is subject to shareholder approval at a special meeting of the shareholders which has been called for August 31, 2009.
On June 15, 2009, we entered into the First Amendment to the Asset Purchase Agreement with Microbix, which amended the Asset Purchase Agreement (“Original Agreement”) dated September 22, 2008. The Amendment provides that Microbix shall not be obligated to pay us the $2.5 million bonus due under the Original Agreement on release by the FDA of certain lots of urokinase. Instead, Microbix shall pay to us a sum of $0.2 million within 90 calendar days of the date of receipt by Microbix of written authorization from the FDA for the release of the urokinase lots should such authorization be received on or before September 1, 2010.
We are continuing to seek strategic alternatives for the remaining company assets.

Product Sales, Research and Development Revenue
Our primary source of revenue was derived from sales of urokinase product which commenced in October 2006 following our purchase of the product from Abbott Laboratories. Future revenue will be eliminated as the product and related assets were sold to Microbix on September 23, 2008. As a result of the sale of the urokinase assets and inventory to Microbix, future revenues will no longer be recognized once the product currently held at the wholesale distributors is sold through to the end user. In addition to our commercial product sales, we also generated a limited amount of revenue by providing research services for projects funded under various government grants. We currently have no outstanding grants under which we are receiving revenue. We may apply for similar government grants in future periods.
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
As of June 30, 2009, all of the vials in inventory held by our wholesale distributors were sold to a hospital or other end user or had expired. As such, inventory subject to return is zero.
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
On June 15, 2009, we signed an Asset Purchase Agreement with WA 32069, Inc. to sell substantially all of the assets related to our therapy programs for the treatment of ischemic stroke as well as other vascular disorders associated with blood clots, including but not limited to our clinical-stage SonoLysis product candidate, which involves the administration of our proprietary MRX-801 microspheres. This includes all laboratory equipment and IT related equipment. We determined that the plan of sale criteria in SFAS 144 had been met. Accordingly, the carrying value of the IT related equipment was adjusted to its fair value less costs to sell and resulted in an impairment charge of $18,000 in the period ended June 30, 2009.
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
Results of Operations
Three Months Ended June 30, 2009 Compared to 2008
Product Sales, Research and Development Revenue. Our total revenues decreased from $2.1 million in the second quarter of 2008 to zero in the second quarter of 2009. The decrease resulted from the elimination of urokinase channel inventory due to divesting the urokinase assets to Microbix in September 2008.
Cost of Product Sales. Cost of product sales was $0.9 million in the second quarter of 2008 compared to zero for the second quarter of 2009. The decrease in cost of product sales was due to the elimination of urokinase inventory in the channel as a result of divesting the urokinase assets to Microbix in September 2008.
Research and Development Expenses. Research and development expenses decreased from $1.0 million in the second quarter of 2008 to $41,000 in the second quarter of 2009. This decrease was principally a result of the wind down of our clinical trial and our restructuring activities in addition to the elimination of stability costs as a result of our sale of urokinase assets.
General and Administrative Expenses. General and administrative expenses decreased from $3.0 million in the second quarter of 2008 to $0.4 million in the second quarter 2009. This decrease was principally a result of the cost saving activities related to our June 2008 restructuring which reduced salaries and other costs related to maintaining a public company infrastructure.
Interest and Other Income, net. Net other expense of $0.1 million in the second quarter 2008 was related to a loss on the sale of property and equipment offset by interest earned on cash balances. Other income of $46,000 in the second quarter ended 2009 was related to a receivable due from a licensing agreement we signed with Reflow Biomedical, Inc. on April 24, 2009 in relation to providing a supply our MRX-801 microspheres.
Asset Impairment. The asset impairment in the second quarter of 2008 of $10.0 million is related to a $0.5 million impairment of laboratory equipment that has been classified as available for sale and a $9.5 million impairment related to the write-down of our urokinase assets. The asset impairment in the second quarter of 2009 of $18,000 is related to the write-down of our IT related assets to fair value as a result of the Asset Purchase Agreement signed with WA 32609 on June 15, 2009.
Gain on Settlement of Accounts Payable and Other Liabilities. In the first quarter of 2009, we settled an outstanding lease obligation which resulted in a gain of $0.1 million.
Gain on Extinguishment of Debt. Gain on extinguishment of debt in the second quarter of 2008 is related to the satisfaction, waiver and release agreement signed with Abbott Laboratories related to our note payable for the purchase of the urokinase assets.
Six Months Ended June 30, 2009 Compared to 2008
Product Sales, Research and Development Revenue. Our total revenues decreased from $4.1 million for the six month period ended June 30, 2008 to $26,000 for the same period in 2009, primarily as a result of the decline in revenue recognized on product sales as a result of an ongoing reduction in channel inventory since divesting the product to Microbix in September 2008.
Cost of Product Sales. Cost of product sales was $1.8 million for the six month period ended June 30, 2008 compared to $13,000 for the six month period ended June 30, 2009. The decrease in cost of product sales was due to the decrease in inventory in the channel and the lack of current dated inventory to replenish the channel.
Research and Development Expenses. Research and development expenses decreased from $2.6 million for the six month period ended June 30, 2008 to $0.1 million for the same period in 2009. This decrease was principally a result of the wind down of our clinical trial and our restructuring activities.
General and Administrative Expenses. General and administrative expenses decreased from $5.0 million for the six month period ended June 30, 2008 to $0.8 million for the same period in 2009. This decrease was principally a result of the cost saving activities related to our June 2008 restructuring which reduced salaries and other costs related to maintaining a public company infrastructure in addition to reduced marketing costs as a result of the sale of our urokinase assets in September 2008.

Interest and Other Income, net. Interest and other income of $36,000 for the six month period ended June 30, 2008 was related to the interest earned on cash balances offset partially by a loss on the sale of property and equipment. Other income of $60,000 for the six month period ended June 30, 2009 is primarily related to a receivable due from a licensing agreement we signed with Reflow Biomedical, Inc. on April 24, 2009 in relation to providing a supply our MRX-801 microspheres.
Asset Impairment. The asset impairment in the six months ended June 30, 2008 of $10.0 million is related to a $0.5 million impairment of all laboratory equipment that has been classified as available for sale and a $9.5 million impairment related to the write-down of our urokinase assets. The asset impairment in the six months ended June 30, 2009 of $18,000 is related to the write-down of our IT related assets to fair value as a result of the Asset Purchase Agreement signed with WA 32609 on June 15, 2009.
Gain on Settlement of Accounts Payable and Other Liabilities. In the first quarter of 2009, we settled an outstanding lease obligation which resulted in a gain of $0.1 million.
Gain on Extinguishment of Debt. Gain on extinguishment of debt was $5.6 million for the six months ended June 30, 2008 related to the satisfaction, waiver and release agreement signed with Abbott Laboratories relate to our note payable for the purchase of the urokinase assets.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred losses since our organization on October 7, 1999. At June 30, 2009, we had an accumulated deficit of $92.0 million. We have historically financed our operations principally through the public offering and private placement of shares of our common and preferred stock and convertible notes, government grants, and product sales. At June 30, 2009, we had $0.2 million in cash and cash equivalents.
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
On September 23, 2008, we divested our urokinase assets to Microbix. Through this transaction, Microbix acquired the remaining urokinase inventory and related assets and assumed full responsibility for ongoing commercial and regulatory activities associated with the product. Microbix paid to us an upfront payment of $2.0 million and assumed up to $0.5 million in chargeback and other liabilities for commercial product currently in the distribution channel. If the assumed chargeback and other liabilities paid by Microbix are less than the $0.5 million assumed, Microbix will issue payment to us for the difference. Microbix also agreed to make an additional payment of $2.5 million upon release by the FDA of the three lots of urokinase that are currently subject to a May 2008 Approvable Letter. Microbix is presently working with the FDA to secure the release of the three lots of urokinase. On June 15, 2009, we entered into the First Amendment with Microbix. The Amendment provides that Microbix shall not be obligated to pay the $2.5 million bonus due under the Original Agreement on release by the FDA of certain lots of urokinase to us. Instead, Microbix shall pay to us a sum of $0.2 million within 90 calendar days of the date of receipt by Microbix of written authorization from the FDA for the release of the urokinase lots should such authorization be received on or before September 1, 2010. As of August 7, 2009, Microbix has not secured the release of the three lots from the FDA. There can be no assurances that Microbix will be successful in securing such release. If Microbix is unable to secure the release of the three lots we will not be entitled to the additional $0.2 million payment.
Cash Flows
Net Cash Used in Operating Activities. Net cash used in operating activities in the six months ended June 30, 2008 primarily reflects the net loss and the gain on extinguishment of debt offset in part by asset impairment charges, changes in working capital and depreciation. Net cash used in operating activities in the six months ended June 30, 2009 primarily reflects the net loss, offset in part by changes in working capital.

Net Cash Used in Investing Activities. Net cash used in investing activities was $11,000 and zero for the six months ended June 30, 2008 and 2009, respectively. Net cash used in investing activities reflects purchases of property and equipment, including manufacturing, information technology, laboratory and office equipment.
Net Cash Used in Financing Activities. Net cash used in financing activities was $5.9 million for the six months ended June 30, 2008 and zero for the same period in 2009. Net cash used in financing activities for the six months ended June 30, 2008 was attributable to the $6.3 million payment on the note payable to Abbott Laboratories offset partially by the $0.4 million change in the restricted cash balance.
Operating Capital and Capital Expenditure Requirements
Historically, our primary source of liquidity has been the public offering and private placement of shares of our common and preferred stock and convertible notes, government grants and product sales of urokinase. We do not currently have a significant source of cash.
On June 15, 2009, we signed an Asset Purchase Agreement with WA 32609, Inc. under which we agreed to sell all of our SonoLysis assets for $0.5 million in cash. The sale is subject to shareholder approval at a special meeting of the shareholders which has been called for August 31, 2009. Assuming the asset sale is approved by our stockholders, we expect the transaction to close in September 2009. As a result of the sale of all of our urokinase assets to Microbix on September 23, 2008, we have sufficient capital to fund our operating needs into the third quarter of 2009 when we anticipate the Agreement with WA 32609, Inc. to close. If the asset sale to WA 32609 does not close due to the failure of our stockholders to approve the sale or for any other reason, we will not have sufficient capital to fund operations of the Company beyond the third quarter 2009. Our operating needs include the planned costs to operate our business and the amount required to fund our working capital and capital expenditures. At the present time, we have no material commitments for capital expenditures. We continue to explore strategic alternatives for the remaining Company assets.
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
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six-month period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
As of the date of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Item 1A.	Risk Factors.
The following sets forth material changes to our Risk Factors previously disclosed in our previously filed 2008 Annual Report on Form 10-K.

Risks Related to the Asset Sale to WA 32609
We cannot be sure if or when the Asset Sale will be completed.
The consummation of the Asset Sale is subject to the satisfaction of various conditions, many of which are beyond our control, including, but not limited to, the approval of the Asset Sale by our stockholders. We cannot guarantee that we will be able to satisfy the closing conditions set forth in the Asset Purchase Agreement. If we are unable to satisfy the closing conditions in the Asset Purchase Agreement, Buyer will not be obligated to complete the Asset Sale.
If the Asset Sale is not completed, we will attempt to secure an alternative strategic transaction as well as additional financing. We only have sufficient cash to sustain operations into the third quarter of 2009. As a result, it is unlikely that another strategic transaction can be identified and finalized or that alternative financing can be secured within this timeframe. Therefore, in the event the asset sale is not completed, we will likely engage in a wind down of operations and an associated corporate dissolution under which it is unlikely there would be funds available for distribution to our stockholders.
We will incur significant costs in connection with the Asset Sale, whether or not it is completed.
We currently expect to incur approximately $170,000 of costs related to the Asset Sale. These expenses include, but are not limited to, legal and accounting fees and expenses, employee expenses, filing fees, printing expenses, proxy solicitation and other related charges. We may also incur additional unanticipated expenses in connection with the Asset Sale. Approximately $160,000 of the costs related to the Asset Sale, such as legal, financial advisory and accounting fees, will be incurred regardless of whether the Asset Sale is completed. These expenses will decrease the remaining cash available for use in connection with any future operations in the business.
The Asset Sale will not be completed if it is not approved by our stockholders, and we may not be able to secure additional financing to continue our business.
As of June 30, 2009, we had $0.2 million of cash and cash equivalents. If the Asset Sale is not approved by our stockholders, we believe that our existing cash and cash equivalents would be sufficient to meet our operating and capital requirements into the third quarter of 2009. Assuming the Asset Sale is not consummated; unless we are able to promptly secure an alternative strategic transaction or obtain additional financing we will likely not be able to continue our operations beyond the third quarter of 2009. There are no assurances that funding will be available when we need it on terms that we find favorable, if at all. If the Asset Sale is not completed, we will attempt to secure an alternative strategic transaction as well as additional financing. It is unlikely that another strategic transaction can be identified and finalized or that alternative financing can be secured within this timeframe. Therefore, in the event the asset sale is not completed, we will likely engage in a wind down of operations and an associated corporate dissolution under which it is unlikely there would be funds available for distribution to our stockholders.
Our chief executive officer has an interest in the Asset Sale other than, or in addition to, their interests as our stockholders generally.
Our chief executive officer has an employment agreement that provides for full vesting of all unvested stock options if his employment is terminated by us without “cause” or due to the executive officer’s resignation with “good reason” in connection with a “change in control.” The consummation of the Asset Sale will be deemed a “change of control” under these agreements. The employment of our chief executive officer will likely be terminated following the consummation of the Asset Sale and Reverse Split. Such terminations will likely be deemed a termination without cause in connection with a change in control. There are 208,102 shares of common stock underlying unvested stock options held by our chief executive officer that will vest as a result of the Asset Sale. The weighted-average exercise price of those stock options is $3.93 per share. In addition, as a condition to the closing of the Asset Purchase, our chief executive officer will enter into an employment agreement with Buyer.
After completion of the Asset Sale, Buyer will not be obligated to make any future royalty or other payments to us or our stockholders and our stockholders will not have any other right to participate in any value derived from the assets sold by us pursuant to the Asset Purchase Agreement.
Our agreement with Buyer does not provide for the payment of any future royalties or other amounts to us or our stockholders based on the economic value derived by Buyer or other parties from the assets sold by us pursuant to the Asset Purchase Agreement. Accordingly, our stockholders will not have the right to participate, directly or indirectly, in any such value. The amount of the economic value that may be derived from Buyer or other parties from the use of such assets may be significant and may substantially exceed the amount of cash we receive from the Asset Sale. We and our stockholders will not have any right or recourse against Buyer or any other party with respect to any portion of the economic value that may be derived from their use of such assets.
Risks Related to the Reverse Stock Split
If a Reverse Stock Split is implemented, the market price per share of our common stock after the Reverse Stock Split may not exceed or remain in excess of the current market price.
If the Reverse Stock Split is effected, there can be no assurance that the market price of the Company’s common stock after effecting such Reverse Stock Split will increase in proportion to the reduction in the number of shares of our common stock issued and outstanding before the reverse stock split. Further, the market price per share of the Company’s common stock following the effective time of the Reverse Stock Split may not be maintained for any period of time following the reverse stock split. For example, based on the closing price of our common stock on July 8, 2009 of $0.02 per share, if the Reverse Stock Split was implemented at 1 for 10, there can be no assurance that the post-split market price of our common stock would be $0.23 or even that it would remain above the pre-split market price.

Item 6.	Exhibits.
Exhibit Index

Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date
10.1	Asset Purchase Agreement by and among WA 32609 and ImaRx Therapeutics, Inc.	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Principal Financial and Accounting Officer	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMARX THERAPEUTICS, INC.
Date: August 11, 2009	By:	/s/ Bradford A. Zakes
Bradford A. Zakes,
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX
Exhibit Index

Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date
10.1	Asset Purchase Agreement by and among WA 32609 and ImaRx Therapeutics, Inc.	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Principal Financial and Accounting Officer	X