Form 10-Q
period 2009-09-30
IMARX THERAPEUTICS INC
filed 2009-11-16
CIK 1123695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at November 12, 2009
Common Stock $0.0001 par value	11,665,733

Page No.
PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	3

Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3

Statements of Operations for the three- and nine-month periods ended September 30, 2009 and 2008 (unaudited) and for the period from inception (September 23, 2008) through September 30, 2009 (unaudited)	4

Statements of Cash Flows for the nine-month periods ended September 30, 2009 and 2008 (unaudited) and for the period from inception (September 23, 2008) through September 30, 2009 (unaudited)	5

Notes to Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4T. Controls and Procedures	16

PART II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 6. Exhibits	18

SIGNATURES	19

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
ImaRx Therapeutics, Inc.
(A Development-Stage Company)
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$382	$757
Accounts receivable	100	—
Inventory subject to return	—	12
Assets held for sale	—	108
Prepaid expenses and other	16	144

Total current assets	498	1,021
Long-term assets:
Property and equipment, net	—	51

Total assets	$498	$1,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$284	$117
Accrued expenses	28	82
Deferred revenue	—	226
Other	—	154

Total current liabilities	312	579
Stockholders’ equity:
Common stock, $.0001 par:
100,000,000 shares authorized, 11,665,733 shares issued and outstanding at September 30, 2009 (unaudited) and 10,165,733 shares issued and outstanding at December 31, 2008	1	1
Additional paid-in capital	91,982	91,808
Accumulated deficit	(91,797)	(91,316)

Total stockholders’ equity	186	493

Total liabilities and stockholders’ equity	$498	$1,072

See accompanying notes.

ImaRx Therapeutics, Inc.
(A Development-Stage Company)
Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended		September 23, 2008
	September 30,		September 30,		(inception) through
	2009	2008	2009	2008	September 30, 2009
Revenues:
Product sales, net	$1	$1,661	$27	$5,550	$987
Research and development	—	22	—	223	—

Total revenue	1	1,683	27	5,773	987
Costs and expenses:
Cost of product sales	—	717	13	2,476	588
Research and development	10	352	90	2,952	177
General and administrative	432	829	1,189	5,817	1,806
Asset impairment	—	—	18	9,978	18

Total cost and expenses	442	1,898	1,310	21,223	2,589

Operating loss	(441)	(215)	(1,283)	(15,450)	(1,602)
Interest and other income, net	296	(1)	356	35	370
Interest expense	—	—	—	(203)	—
Gain on settlement of accounts payable and other accrued liabilities	—	—	79	—	266
Gain on sale of assets	367		367		367
Gain on extinguishment of debt	—	—	—	5,602	—

Net income (loss)	$222	$(216)	$(481)	$(10,016)	$(599)

Net loss per share:
— Basic and diluted	$0.02	$(0.02)	$(0.05)	$(0.99)

Shares used in computing net loss per share:
— Basic and diluted	10,832,400	10,165,733	10,386,321	10,100,321

See accompanying notes.

ImaRx Therapeutics, Inc.
(A Development-Stage Company)
Statements of Cash Flows
(in thousands)

	Nine Months Ended		September 23, 2008
	September 30,		(inception) through
	2009	2008	September 30, 2009
	(unaudited)
Operating activities
Net loss	$(481)	$(10,016)	$(599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	545	26
Stock-based compensation	173	266	330
Gain on extinguishments of debt	—	(5,602)	—
Loss on sale of property and equipment	—	314	—
Gain on sale of assets	(367)	—	(367)
Asset impairment	18	9,978	19
Gain on settlement of accounts payable and other accrued liabilities	(79)	—	(266)
Changes in operating assets and liabilities:
Inventory	—	937	—
Inventory subject to return	13	1,973	587
Accounts receivable	—	349	—
Prepaid expenses and other	128	400	191
Accounts payable	167	96	(902)
Accrued expenses and other liabilities	(129)	(1,562)	(282)
Deferred revenue	(226)	(4,178)	(1,194)

Net cash used in operating activities	(775)	(6,500)	(2,457)

Investing activities
Purchase of property and equipment	—	(11)	—
Proceeds from asset sale	400	—	400
Proceeds from sale of urokinase asset	—	2,000	—

Net cash provided by investing activities	400	1,989	400

Financing activities
Payment on note payable	—	(6,299)	—
Change in restricted cash	—	388	—

Net cash used in financing activities	—	(5,911)	—

Net decrease in cash and cash equivalents	(375)	(10,422)	(2,057)
Cash and cash equivalents at the beginning of the period	757	12,861	2,439

Cash and cash equivalents at the end of the period	$382	$2,439	$382

See accompanying notes.

ImaRx Therapeutics, Inc.
(A Development-Stage Company)
Notes to Financial Statements
September 30, 2009
(Unaudited)
1. The Company and Significant Accounting Policies
The Company
We are a development stage biopharmaceutical company, whose activities have focused on the research, development and commercialization of therapies for stroke and other vascular disorders. Our development efforts were focused on our SonoLysis program, which involved the administration of our MRX-801 microspheres and ultrasound to break up blood clots and restore blood flow to oxygen deprived tissues. Our commercialization efforts were focused on the promotion and sale of our U.S. Food and Drug Administration, or FDA, approved urokinase product, Abbokinase®, which we had previously acquired from Abbott Laboratories.
In January 2008, we suspended enrollment in our SonoLysis Phase I/II clinical trial designed to evaluate the safety, tolerability and activity of escalating doses of MRX-801 microspheres and ultrasound because the safety data following the second cohort indicated that there were a greater number of intracranial hemorrhage events observed in subjects receiving treatment relative to controls in the second cohort. We concluded the study based on these findings and commenced evaluating strategic alternatives for continued pursuit and financing of the SonoLysis program.
In June 2008, in response to new risks and challenges facing the Company, we announced a restructuring that included a significant workforce reduction in which all of our employees other than Bradford Zakes, our then president and chief executive officer, and one additional employee were terminated. In furtherance of the June 2008 restructuring we discontinued substantially all research and development activity while evaluating strategic alternatives for funding and continuation of our SonoLysis program and for our other Company assets.
On September 23, 2008, we divested our urokinase business to Microbix for an upfront payment of $2.0 million, the assumption by Microbix of up to $0.5 million in chargeback and other liabilities for commercial product then in the distribution channel and an additional $2.5 million payment from Microbix contingent upon release by the FDA of three lots of urokinase that are currently subject to a May 2008 FDA Approvable Letter. On June 15, 2009, we entered into the First Amendment to the Asset Purchase Agreement with Microbix which reduced the size of the contingent payment from $2.5 million to $0.2 million contingent upon receipt by Microbix of written authorization from the FDA for the release of the urokinase lots on or before September 1, 2010.
On September 4, 2009, pursuant to the terms of an Asset Purchase Agreement dated June 15, 2009, we sold to WA 32609, Inc. substantially all of our remaining assets, including but not limited to our clinical-stage SonoLysis product candidate for $0.5 million. At the closing, WA32609 paid to us $0.4 million of the total purchase price. The remaining $0.1 million was deposited into an escrow account to satisfy certain potential claims by WA32609 that may arise post-closing. Following expiration of an approximately five (5) month holdback period and assuming no post-closing claims arise, the remaining proceeds will be released from escrow and distributed to us. The sale was subject to shareholder approval which was obtained at a special meeting of the shareholders held August 31, 2009. Following the closing of the asset sale to WA 32609, the remaining two employees of the Company, including Mr. Zakes, resigned their positions with the Company.
We have sold substantially all of the Company’s assets and are now engaged in the orderly settlement and payment of the remaining obligations of the Company while concurrently entertaining proposals from other parties concerning the potential merger and/or acquisition of the remaining assets of the Company. We are also evaluating the potential liquidation and dissolution of the Company. We have no employees and we are carrying out these activities through the use of consultants and other outside service providers. Mr. Love, our Chairman of the Board is now acting as our principal executive officer and principal financial officer.
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

On September 23, 2008, upon the sale of the urokinase assets to Microbix, we returned to the development-stage. We no longer have any commercialized products or licensed technologies that will provide significant revenue in the future. The sale of urokinase assets did not result in discontinued operations reporting as this was not considered a reportable segment. We purchased the urokinase inventory and related assets because it provided us with a source of cash to offset the development expenses associated with our SonoLysis program as well as afforded us the advantage of establishing key contacts within the medical community that would be beneficial to our development stage programs. At the time we purchased the urokinase assets from Abbott Laboratories, there were limited manufacturing facilities that had the capabilities to manufacture additional supplies of urokinase for commercialization. We purchased urokinase with the intention of selling the purchased inventory for cash. Due to the amount of time and resources that it would require to remanufacture a new supply of urokinase at a new manufacturing facility, it was not our intention to reproduce additional commercial supplies of inventory once the existing supplies had been sold. Since discontinued operations reporting was not appropriate, the urokinase assets were written off and we will continue to record revenue until the product at our wholesale distributors is completely sold through to a third party.
Our ability to continue as a going concern and to continue operating for a period of time that is sufficient for us to satisfy our remaining obligations and commitments, and, to either complete a strategic transaction for our remaining assets or to formally wind down operations and dissolve the Company depends on our receipt of the final $0.1 million currently held in escrow pursuant to the terms of the Asset Purchase Agreement with WA 32609. We have had recurring losses, which have resulted in an accumulated deficit of $91.8 million at September 30, 2009. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements include adjustments to reduce the value of certain assets to fair value, but do not include any other adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot obtain additional financing or execute the strategic alternatives being considered.
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
The following table presents the activity and balances of the restructuring (in thousands):

Facility Closing

Liability, January 1, 2009	$154
Cash payments	(75)
Adjustments to expense	(79)

Liability, September 30, 2009	$—

3. Assets Held for Sale
In connection with the June 11, 2008 restructuring, we discontinued substantially all research and development activity. As such, we initiated a process to sell certain items of laboratory equipment that would not be required for a future strategic transaction associated with our SonoLysis program. We determined that the plan of sale criteria in the FASB guidance for accounting for the impairment or disposal of long-lived assets had been met. Accordingly, the carrying value of the laboratory equipment was adjusted to its fair value less costs to sell.
On September 4, 2009, pursuant to the terms of an Asset Purchase Agreement dated June 15, 2009, we sold to WA 32609, Inc. substantially all of our remaining assets, including but not limited to our clinical-stage SonoLysis product candidate for $0.5 million. At the closing, WA32609 paid to us $0.4 million of the total purchase price. The remaining $0.1 million was deposited into an escrow account to satisfy certain potential claims by WA32609 that may arise post-closing. Following expiration of an approximately five (5) month holdback period and assuming no post-closing claims arise, the remaining proceeds will be released from escrow and distributed to us. The carrying value of the IT related equipment was adjusted to its fair value less costs to sell in June 2009 resulting in an impairment charge of $18,000. As of September 30, 2009, the assets held for sale were netted with the proceeds received and the $0.1 million receivable from the sale resulting in a gain on sale of assets recorded in the statement of operations of $0.3 million.

4. Stockholders’ Equity
Reverse Stock Split
At the special meeting of stockholders held on August 31, 2009, our stockholders approved an amendment to our fifth amended and restated certificate of incorporation effecting a reverse stock split of the issued and outstanding shares of our common stock. It is anticipated that when and if effectuated, the reverse stock split ratio will be one share for every ten shares of our common stock outstanding. Upon effecting the reverse stock split, or the split effective time, the issued and outstanding shares of our common stock immediately prior to the split effective time will be reclassified into a smaller number of shares such that a current stockholder will own one new share of our common stock for each ten shares of issued common stock held by that stockholder immediately prior to the split effective time. The Company is evaluating whether to effect the reverse stock split.
Stock Options
We have two equity incentive plans; the 2000 Stock Plan (“2000 Plan”) and the 2007 Performance Incentive Plan (“2007 Plan”). The 2000 Plan was terminated immediately following the closing of the initial public offering on July 31, 2007. No additional grants will be issued from the 2000 Plan; however, there are grants currently outstanding under this plan. The 2007 Plan became effective July 25, 2007, the effective date of the Company’s initial public offering. As of September 30, 2009, there is no compensation cost related to non-vested options not yet recognized as we no longer have any employees an all other options are fully vested.
A summary of activity under our stock plans is as follows:

			Weighted-	Weighted-Average
		Exercise Price	Average	Remaining
	Options	Per Share	Exercise Price	Contractual Term
Outstanding at December 31, 2008	732,079	$0.63-27.50	$6.93
Granted	—	—	—
Exercised	—	—	—
Canceled	300,550	2.10-25.00	5.59

Outstanding and exercisable at September 30, 2009 (unaudited)	431,529	$0.63-20.00	$7.86	$2.83

Option Modifications
On September 18, 2009, in connection with his resignation, stock options granted to Bradford A. Zakes were modified to accelerate the vesting for certain non-vested options by 12 months from the date of termination and the option exercise period was extended for 12 months. Options to purchase 164,560 shares of common stock were subject to this acceleration, which resulted in 75,249 shares vesting and an increase in compensation expense of $1,250 in the three and nine months ended September 30, 2009.
5. Net Loss per Share
Basic and diluted net loss attributable to common stockholders per share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented. The effects of potentially dilutive securities are antidilutive in the loss periods. At September 30, 2009, there were no options and warrants outstanding that would have had a dilutive effect should the Company have had net income during the periods reported.
6. Asset Acquisition and Sale
Abbokinase
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

On September 23, 2008, we divested our urokinase business to Microbix. Under the terms of the agreement, Microbix purchased all remaining urokinase inventory and related assets and assumed full responsibility for ongoing commercial and regulatory activities associated with the product for an upfront payment of $2.0 million in cash and the assumption of up to $0.5 million of chargeback liabilities for commercial product in the distribution channel. If the assumed chargeback liabilities paid by Microbix are less than the $0.5 million assumed, Microbix will issue payment to us for the difference. Microbix also agreed to make an additional payment of $2.5 million upon release by the FDA of the three lots of urokinase that are currently subject to a May 2008 Approvable Letter. Microbix is presently working with the FDA to secure the release of the three lots of urokinase. On June 15, 2009, we entered into the First Amendment with Microbix. The Amendment provides that Microbix shall not be obligated to pay the $2.5 million bonus due under the Original Agreement on release by the FDA of certain lots of urokinase to us. Instead, Microbix shall pay to us a sum of $0.2 million within 90 calendar days of the date of receipt by Microbix of written authorization from the FDA for the release of the urokinase lots should such authorization be received on or before September 1, 2010. As of November 12, 2009, Microbix has not secured the release of the three lots from the FDA. There can be no assurances that Microbix will be successful in securing such release. If Microbix is unable to secure the release of the three lots we will not be entitled to the additional $0.2 million payment.
WA 32609 Inc.
On September 4, 2009, pursuant to the terms of an Asset Purchase Agreement dated June 15, 2009, we sold to WA 32609, Inc. substantially all of our remaining assets, including but not limited to our clinical-stage SonoLysis product candidate for $0.5 million. At the closing, WA32609 paid to us $0.4 million of the total purchase price. The remaining $0.1 million was deposited into an escrow account to satisfy certain potential claims by WA3 2609 that may arise post-closing. Following expiration of an approximately five (5) month holdback period and assuming no post-closing claims arise, the remaining proceeds will be released from escrow and distributed to us. The sale was subject to shareholder approval which was obtained at a special meeting of the shareholders held August 31, 2009. Following the closing of the asset sale to WA 32609, the remaining two employees of the Company, including Mr. Zakes, resigned their positions with the Company. The sale resulted in a gain of $0.3 million recorded in our statement of operations for the three and nine months ended September 30, 2009.
7. Commitments and Contingencies
We do not currently have a returns reserve recorded in our financial statements for any potential product returns for expired product. There is a large amount of inventory that was sold to the wholesale distributors with expiry dates of November 2008, December 2008, and September 2009. When the product was sold to Microbix on September 23, 2008, they assumed all liabilities up to $0.5 million. We believe that we have settled all liabilities; however, we cannot be certain whether or not future liabilities will arise.
We responded to an Internal Revenue Service (IRS) inquiry regarding our calendar year 2005 payroll tax reporting. The IRS did not allow our initial response and did not initially abate the penalty that was assessed of $70,000. In the second quarter ended June 30, 2009, we appealed this position with the IRS. At this time, we are awaiting a response to our appeal. At this time, we estimate that it is probable that the IRS will accept the appeal and abate the penalty.
8. Subsequent Events
Evaluated through November 16, 2009 and we have disclosed the events identified in this filing on Form 10-Q.

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
Overview
We are a development stage biopharmaceutical company, whose activities have focused on the research, development and commercialization of therapies for stroke and other vascular disorders. Our development efforts were focused on our SonoLysis program, which involved the administration of our MRX-801 microspheres and ultrasound to break up blood clots and restore blood flow to oxygen deprived tissues. Our commercialization efforts were focused on the promotion and sale of our U.S. Food and Drug Administration, or FDA, approved urokinase product, Abbokinase®, which we had previously acquired from Abbott Laboratories.
In January 2008, we suspended enrollment in our SonoLysis Phase I/II clinical trial designed to evaluate the safety, tolerability and activity of escalating doses of MRX-801 microspheres and ultrasound because the safety data following the second cohort indicated that there were a greater number of intracranial hemorrhage events observed in subjects receiving treatment relative to controls in the second cohort. We concluded the study based on these findings and commenced evaluating strategic alternatives for continued pursuit and financing of the SonoLysis program.
In June 2008, in response to new risks and challenges facing the Company, we announced a restructuring that included a significant workforce reduction in which all of our employees other than Bradford Zakes, our then president and chief executive officer, and one additional employee were terminated. In furtherance of the June 2008 restructuring we discontinued substantially all research and development activity while evaluating strategic alternatives for funding and continuation of our SonoLysis program and for our other Company assets.
On September 23, 2008, we divested our urokinase business to Microbix for an upfront payment of $2.0 million, the assumption by Microbix of up to $0.5 million in chargeback and other liabilities for commercial product then in the distribution channel and an additional $2.5 million payment from Microbix contingent upon release by the FDA of three lots of urokinase that are currently subject to a May 2008 FDA Approvable Letter. On June 15, 2009, we entered into the First Amendment to the Asset Purchase Agreement with Microbix which reduced the size of the contingent payment from $2.5 million to $0.2 million contingent upon receipt by Microbix of written authorization from the FDA for the release of the urokinase lots on or before September 1, 2010.
On September 4, 2009, pursuant to the terms of an Asset Purchase Agreement dated June 15, 2009, we sold to WA 32609, Inc. substantially all of our remaining assets, including but not limited to our clinical-stage SonoLysis product candidate for $500,000. At the closing, WA32609 paid to us $0.4 million of the total purchase price. The remaining $0.1 million was deposited into an escrow account to satisfy certain potential claims by WA32609 that may arise post-closing. Following expiration of an approximately five (5) month holdback period and assuming no post-closing claims arise, the remaining proceeds will be released from escrow and distributed to us. The sale was subject to shareholder approval which was obtained at a special meeting of the shareholders held August 31, 2009. Following the closing of the asset sale to WA 32609, the remaining two employees of the Company, including Mr. Zakes, resigned their positions with the Company.
We have sold substantially all of the Company’s assets and are now engaged in the orderly settlement and payment of the remaining obligations of the Company while concurrently entertaining proposals from other parties concerning the potential merger and/or acquisition of the remaining assets of the Company. We are also evaluating the potential liquidation and dissolution of the Company. We have no employees and we are carrying out these activities through the use of consultants and other outside service providers. Mr. Love, our Chairman of the Board is now acting as our principal executive officer and principal financial officer.

Product Sales, Research and Development Revenue
Our primary source of revenue was derived from sales of urokinase product which commenced in October 2006 following our purchase of the product from Abbott Laboratories. Future revenue has been eliminated as the product and related assets were sold to Microbix on September 23, 2008. As a result of the sale of the urokinase assets and inventory to Microbix, revenues will no longer be recognized. In addition to our commercial product sales, we also generated a limited amount of revenue by providing research services for projects funded under various government grants. We currently have no outstanding grants under which we are receiving revenue.
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
Long-lived and Intangible Assets
We account for long-lived assets in accordance with the FASB guidance for the impairment or disposal of long-lived assets. This guidance addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If it is determined that the asset may not be recoverable and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference. The FASB guidance requires companies to separately report discontinued operations, including components of an entity that either have been disposed of (by sale, abandonment or in a distribution to owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

On September 4, 2009, pursuant to the terms of an Asset Purchase Agreement dated June 15, 2009, we sold to WA 32609, Inc. substantially all of our remaining assets, including but not limited to our clinical-stage SonoLysis product candidate for $0.5 million. At the closing, WA32609 paid to us $0.4 million of the total purchase price. The remaining $0.1 million was deposited into an escrow account to satisfy certain potential claims by WA32609 that may arise post-closing. Following expiration of an approximately five (5) month holdback period and assuming no post-closing claims arise, the remaining proceeds will be released from escrow and distributed to us. The carrying value of the IT related equipment was adjusted to its fair value less costs to sell in June 2009 resulting in an impairment charge of $18,000. As of September 30, 2009, the assets held for sale were netted with the proceeds received and the $0.1 million receivable from the sale resulting in a gain on sale of assets recorded in the statement of operations of $0.3 million.
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

Results of Operations
Three Months Ended September 30, 2008 Compared to 2009
Product Sales, Research and Development Revenue. Our total revenues decreased from $1.7 million in the third quarter of 2008 to $1,000 in the third quarter of 2009. The decrease resulted from the elimination of urokinase channel inventory due to divesting the urokinase assets to Microbix in September 2008.
Cost of Product Sales. Cost of product sales was $0.7 million in the third quarter of 2008 compared to zero for the third quarter of 2008. The decrease in cost of product sales was due to the elimination of urokinase inventory in the channel as a result of divesting the urokinase assets to Microbix in September 2008.
Research and Development Expenses. Research and development expenses decreased from $0.4 million in the third quarter of 2008 to $10,000 in the third quarter of 2009. This decrease is related to the elimination of clinical trial costs associated with the wind down of our SonoLysis Phase I/II clinical trial and the elimination of salaries as a result of our restructuring activities initiated in June 20008.
General and Administrative Expenses. General and administrative expenses decreased from $0.8 million in the third quarter of 2008 to $0.4 million in the third quarter 2009. This decrease was principally a result of reduced salaries associated with our restructuring activities, reduction of amortization expense due to intangible assets written off in the second quarter of 2008 offset partially by the costs associated with the purchase of executive and organization liability insurance.
Interest and Other Income, net. Interest and other expense of $1,000 in the third quarter of 2008 was related to loss on the sale of equipment. Interest and other income of $0.3 million in the third quarter of 2009 was related to the refund of previously paid Delaware franchise taxes, the recognition of the remaining deferred revenue related to the urokinase product as we have settled all remaining liabilities and payments received from Reflow Biomedical in connection with the supply of microspheres under the terms of a license agreement entered into with Reflow Biomedical in April 2009 which was subsequently assigned to WA32609 in connection with the September 2009 asset sale.
Gain on asset sale. The gain on asset sale of $0.4 million in the three months ended September 20, 2009 is related to the asset sale to WA 32609 that was closed on September 4, 2009 for proceeds of $0.5 million.
Nine Months Ended September 30, 2008 Compared to 2009
Product Sales, Research and Development Revenue. Our total revenues decreased from $5.8 million for the nine month period ended September 30, 2008 to $27,000 for the same period in 2009, primarily as a result of the decline in revenue recognized on product sales as a result of an ongoing reduction in channel inventory since divesting the urokinase assets to Microbix in September 2008.
Cost of Product Sales. Cost of product sales decreased from $2.5 million for the nine month period ended September 30, 2008 to $13,000 for the same period in 2009. The decrease in cost of product sales was due to the decrease in urokinase inventory in the channel and the lack of current dated inventory to replenish the channel.
Research and Development Expenses. Research and development expenses decreased from $3.0 million for the nine month period ended September 30, 2008 to $0.1 million for the same period in 2009. This decrease was a result of the wind down of substantially all research and development activities associated with restructuring activities initiated in June 2008.
General and Administrative Expenses. General and administrative expenses decreased from $5.8 million for the nine month period ended September 30, 2008 to $1.2 million for the same period in 2009. This decrease was a result of reduced salaries, accounting fees and consulting fees associated with the restructuring activities that were initiated in June 2008 as well as the elimination of selling and marketing costs and amortization of intangibles due to the sale of the urokinase assets to Microbix in September 2008.
Asset Impairment. The asset impairment in the nine months ended September 30, 2008 of $10.0 million is related to a $0.5 million impairment of all laboratory equipment that was classified as available for sale in the second quarter of 2008 and a $9.5 million impairment related to the write-down and sale of our urokinase assets. The asset impairment in the nine months ended September 30, 2009 of $18,000 is related to the write-down of our IT related assets to fair value as a result of the Asset Purchase Agreement signed with WA 32609 on June 15, 2009.

Interest and Other Income, net. Interest and other income of $35,000 for the nine month period ended September 30, 2008 was related to the interest earned on cash balances offset partially by a loss on the sale of property and equipment. Other income of $0.4 million for the nine month period ended September 30, 2009 is primarily related to cash received from a licensing agreement we entered into with Reflow Biomedical, Inc. in April 2009 in relation to providing a supply of our MRX-801 microspheres which was subsequently assigned to WA32609 in connection with the September 2009 asset sale, the recognition of the remaining deferred revenue related to the urokinase product as we have settled all remaining liabilities and the franchise tax refund received from the State of Delaware.
Gain on asset sale. The gain on asset sale of $0.4 million in the nine months ended September 20, 2009 is related to the asset sale to WA 32609 that was closed on September 4, 2009 for proceeds of $0.5 million.
Gain on extinguishment of debt. Gain on extinguishment of debt was $5.6 million for the nine months ended September 30, 2008 related to the satisfaction, waiver and release agreement signed with Abbott Laboratories related to our note payable for the purchase of the urokinase assets.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred losses since our organization on October 7, 1999. At September 30, 2009, we had an accumulated deficit of $91.8 million. We have historically financed our operations principally through the public offering and private placement of shares of our common and preferred stock and convertible notes, government grants, and product sales. At September 30, 2009, we had $0.4 million in cash and cash equivalents.
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
On September 23, 2008, we divested our urokinase assets to Microbix. Through this transaction, Microbix acquired the remaining urokinase inventory and related assets and assumed full responsibility for ongoing commercial and regulatory activities associated with the product. Microbix paid to us an upfront payment of $2.0 million and assumed up to $0.5 million in chargeback and other liabilities for commercial product currently in the distribution channel. As of September 30, 2009, the amount of liabilities assumed by Microbix exceeds $0.5 million. We have either settled with or are in the process of settling all obligations that are greater than the $0.5 million assumed. Microbix also agreed to make an additional payment of $2.5 million upon release by the FDA of the three lots of urokinase that are currently subject to a May 2008 Approvable Letter. Microbix is presently working with the FDA to secure the release of the three lots of urokinase. On June 15, 2009, we entered into the First Amendment with Microbix. The Amendment provides that Microbix shall not be obligated to pay the $2.5 million bonus due under the Original Agreement on release by the FDA of certain lots of urokinase to us. Instead, Microbix shall pay to us a sum of $0.2 million within 90 calendar days of the date of receipt by Microbix of written authorization from the FDA for the release of the urokinase lots should such authorization be received on or before September 1, 2010. As of November 12, 2009, Microbix has not secured the release of the three lots from the FDA. There can be no assurances that Microbix will be successful in securing such release. If Microbix is unable to secure the release of the three lots we will not be entitled to the additional $0.2 million payment.
On September 4, 2009, pursuant to the terms of an Asset Purchase Agreement dated June 15, 2009, we sold to WA 32609, Inc. substantially all of our remaining assets, including but not limited to our clinical-stage SonoLysis product candidate for $500,000. At the closing, WA32609 paid to us $0.4 million of the total purchase price. The remaining $0.1 million was deposited into an escrow account to satisfy certain potential claims by WA32609 that may arise post-closing. Following expiration of an approximately five (5) month holdback period and assuming no post-closing claims arise, the remaining proceeds will be released from escrow and distributed to us. The sale was subject to shareholder approval which was obtained at a special meeting of the shareholders held August 31, 2009. Following the closing of the asset sale to WA 32609, the remaining two employees of the Company, including Mr. Zakes, resigned their positions with the Company.

Cash Flows
Net Cash Used in Operating Activities. Net cash provided by operating activities in the nine months ended September 30, 2008 primarily reflects net loss offset in part by changes in working capital. Net cash used in operating activities in the nine months ended September 30, 2009 primarily reflects the net loss offset in part by changes in working capital offset by the gain on sale of the SonoLysis related assets to WA32609 in September 2009.
Net Cash Provided by Investing Activities. Net cash provided by investing activities was $2.0 million and $0.4 million for the nine months ended September 30, 2008 and 2009, respectively. Net cash used in investing activities for the nine months ended September 20, 2008 was attributable to the sale of the urokinase asset to Microbix offset partially by purchases of property and equipment, including manufacturing, information technology, laboratory and office equipment. Net cash provided by investing activities for the nine months ended September 30, 2009 was attributable to the sale of the SonoLysis related assets to WA 32609 in September 2009.
Net Cash Used in Financing Activities. Net cash used in financing activities was $5.9 million for the nine months ended September 30, 2008 and zero for the same period in 2009. Net cash used in financing activities for the nine months ended September 30, 2008 was attributable to the $6.3 million payment on the note payable to Abbott Laboratories offset partially by the $0.4 million change in the restricted cash balance.
Operating Capital and Capital Expenditure Requirements
Historically, our primary source of liquidity has been the public offering and private placement of shares of our common and preferred stock and convertible notes, government grants and product sales of urokinase. We do not currently have a significant source of cash.
On September 4, 2009, pursuant to the terms of an Asset Purchase Agreement dated June 15, 2009, we sold to WA 32609, Inc. substantially all of our remaining assets, including but not limited to our clinical-stage SonoLysis product candidate for $0.5 million. At the closing, WA32609 paid to us $0.4 million of the total purchase price. The remaining $0.1 million was deposited into an escrow account to satisfy certain potential claims by WA32609 that may arise post-closing. Following expiration of an approximately five (5) month holdback period and assuming no post-closing claims arise, the remaining proceeds will be released from escrow and distributed to us. The sale was subject to shareholder approval which was obtained at a special meeting of the shareholders held August 31, 2009. Following the closing of the asset sale to WA 32609, the remaining two employees of the Company, including Mr. Zakes, resigned their positions with the Company.
We have sold substantially all of the Company’s assets and are now engaged in the orderly settlement and payment of the remaining obligations of the Company while concurrently entertaining proposals from other parties concerning the potential merger and/or acquisition of the Company and our remaining assets. We are also evaluating the potential liquidation and dissolution of the Company. The Company has no employees and is carrying out these activities through the use of consultants and other outside service providers. Our ability to continue operating for a period of time that is sufficient for us to satisfy our remaining obligations and commitments, and, to either complete a strategic transaction for our remaining assets or to formally wind down operations and dissolve the Company depends on our management of our current cash and our receipt of the final $0.1 million currently held in escrow pursuant to the terms of the Asset Purchase Agreement with WA 32609. If we receive the entire $0.1 million held in escrow, we will have sufficient capital to fund operations of the Company into the first quarter 2010. Our operating needs include the planned costs to orderly settle and pay our remaining obligations, consider proposals from other parties concerning the potential merger and/or acquisition of the Company and our remaining assets, and evaluate the potential liquidation and dissolution of the Company. At the present time, we have no material commitments for capital expenditures.
We cannot be sure that our existing cash and cash equivalents will be adequate, or that additional financing will be available if needed, or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Failure to manage our cash resources or obtain adequate cash resources may adversely affect our ability to carry out the orderly settlement and pay our remaining obligations, consider proposals from other parties concerning the potential merger and/or acquisition of the Company and our remaining assets, and evaluate the potential liquidation and dissolution of the Company. If we raise additional funds by issuing equity securities, or enter into a strategic transaction or merger, substantial dilution to existing stockholders will likely result. If we raise additions funds by incurring debt obligations, the terms of the debt will likely involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Item 4T. Controls and Procedures.
We have no full-time or part-time employees. All accounting and financial reporting functions are being performed by outside consultants. Mr. Love, the Chairman of the Board is now acting as the principal executive and principal financial officer for the Company. As a result, due to the restructuring plan initiated in June 2008 including the significant reduction in personnel in the accounting, finance and legal function and the subsequent resignation of our remaining two employees upon closing of the sale of substantially all of our assets to WA 32609, our principal executive officer and principal financial officer concluded that based on an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, our disclosure controls and procedures were ineffective as of the end of the period covered by this report.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine-month period ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We will need additional capital to fund our operations beyond the first quarter 2010. If we are not able to timely enter into and close a strategic transaction or in the alternative wind down and dissolve the corporation, we may not have sufficient capital to continue our evaluation of strategic transactions or winding down the Company while we are waiting for the five month holdback period to expire with respect to the $0.1 million hold back payment from WA 32609. As a result we may not have the resources necessary to dissolve the Company or to timely pay our debts.
We have sold substantially all of the Company’s assets and are now engaged in the orderly settlement and payment of the remaining obligations of the Company while concurrently entertaining proposals from other parties concerning the potential merger and/or acquisition of the Company and our remaining assets. We are also evaluating the potential liquidation and dissolution of the Company. The Company has no employees and is carrying out these activities through the use of consultants and other outside service providers. Our ability to continue operating for a period of time that is sufficient for us to satisfy our remaining obligations and commitments, and, to either complete a strategic transaction for our remaining assets or to formally wind down operations and dissolve the Company depends on our management of our current cash and our receipt of the final $0.1 million currently held in escrow pursuant to the terms of the Asset Purchase Agreement with WA 32609. If we receive the entire $0.1 million held in escrow, we have sufficient capital to fund operations of the Company into the first quarter 2010. Our operating needs include the planned costs to orderly settle and pay our remaining obligations, consider proposals from other parties concerning the potential merger and/or acquisition of the Company and our remaining assets, and evaluate the potential liquidation and dissolution of the Company.
We will continue to incur the expenses of complying with public company reporting requirements, which may be economically burdensome.
While we are waiting for the five month holdback period to lapse we have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, even though compliance with such reporting requirements may be economically burdensome and of minimal value to our stockholders. We will be obligated to continue complying with the applicable reporting requirements of the Exchange Act and, as a result, will be required to continue to incur the expenses associated with these reporting requirements, which will reduce the cash available for potential distribution to our shareholders.
We have no employees. We have entered into consulting relationships with certain former key employees. We may not have sufficient personnel to effectively identify or consummate a strategic transaction or to orderly wind down the operations of the Company.
Our ability to identify or consummate a strategic transaction for our remaining assets is now dependent on the services of outside consultants and our Board of Directors. Any or all of these persons may sever their ties with the Company at any time and without them we cannot be certain that we will be able to do accomplish our business objectives.

We are at risk of securities class action litigation due to our stock price volatility.
We are at risk of being subject to securities class action lawsuits because our stock price has declined substantially since our July 2007 initial public offering. Securities class action litigation has often been brought against other companies following a decline in the market price of its securities. While no securities class action claims have been brought against us, it is possible that lawsuits will be filed based on such stock price declines naming our company, directors, and officers. Securities litigation could result in substantial costs, divert management’s attention and resources, and seriously harm our business, financial condition and results of operations.
Failure of our internal control over financial reporting could harm our business and financial results.
We have no full-time or part-time employees. All accounting and financial reporting functions are being performed by outside consultants. Mr. Love, the Chairman of the Board is now acting as the principal executive and principal financial officer for the Company. As a result, due to the restructuring plan initiated in June 2008 including the significant reduction in personnel in the accounting, finance and legal function and the subsequent resignation of our remaining two employees upon closing of the sale of substantially all of our assets to WA 32609, our principal executive officer and principal financial officer concluded that based on an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, our disclosure controls and procedures were ineffective as of the end of the period covered by this report.
If we are not able to maintain an effective system of internal control over financial reporting limits our ability to report financial results accurately and timely or to detect and prevent fraud will be limited. A significant financial reporting failure could cause an immediate loss of investor confidence in our management and a sharp decline in the market price of our common stock.
Item 4. Submission of Matters to a Vote of Security Holders.
On August 31, 2009 we held a Special Meeting of Meeting of Stockholders. The following proposals were submitted and approved at the special meeting:
Proposal 1: To approve the sale of substantially all of the Company’s assets to WA 32609, Inc., a Delaware corporation, for a cash purchase price of $500,000 pursuant to and on the terms set forth in the Asset Purchase Agreement, attached as Annex A to the July 31, 2009 Proxy Statement.

For:	Against:	Abstain:
5,164,317	287,147	7,000
Proposal 2: To approve a reverse stock split of the issued and outstanding shares of the Company’s common stock pursuant to an amendment to the Company’s fifth amended and restated certificate of incorporation, attached as Annex B to the July 31, 2009 Proxy Statement.

For:	Against:	Abstain:
5,166,482	274,377	17,605
Proposal 3: To grant discretionary authority to the Company’s Board of Directors to adjourn the Special Meeting, regardless of whether a quorum is present, if necessary to solicit additional votes in favor of approval of: (i) the Asset Sale and/or (ii) the Reverse Stock Split;

For:	Against:	Abstain:
5,175,862	262,547	20,055

Item 6. Exhibits.
Exhibits

Incorporated by Reference
Exhibit		Filed		Exhibit
No.	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Principal Financial and Accounting Office	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMARX THERAPEUTICS, INC.

Date: November 16, 2009	By:	/s/ RICHARD LOVE Richard Love,
Chairman of the Board
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