Form 10-K/A
period 2008-12-31
IMARX THERAPEUTICS INC
filed 2009-12-30
CIK 1123695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number 001-33043

ImaRx Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	86-0974730 (I.R.S. Employer Identification No.)

ImaRx Therapeutics, Inc. c/o Stoel Rives LLP 201 S. Main Street, Suite 1100
Salt Lake City, Utah (Address of Principal Executive Offices)	84111 (Zip Code)
(801) 578-6962
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
YES ☐ NO ☑
As of December 28, 2009, there were 11,665,733 shares of the Registrant’s Common Stock outstanding. As of the last day of the most recently completed second fiscal quarter (June 30, 2009), the aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $1.38 million, based on the closing price per share of $0.16 for the Registrant’s Common Stock on such date. This amount excludes an aggregate of 3,016,847 shares of Common Stock held by officers and directors and each person known by the Registrant to own 10% or more of the outstanding Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the Registrant, or that the Registrant is controlled by or under common control with such person.

EXPLANATORY NOTE
The purpose of this Amendment No. 1 (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2009 (the “Annual Report”), is to include revised versions of Exhibits 31.1 and 31.2. The versions of Exhibits 31.1 and 31.2 filed herewith have been revised in response to comments of the Staff of the SEC relating to the Staff’s review of our Annual Report.
Except as described above, no other changes are made to the Annual Report, and this Form 10-K/A does not amend, update or change any other Item or the disclosures in the Annual Report in any way. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report or modify or update those disclosures, including any exhibits to the Annual Report, affected by subsequent events.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
a) The following documents are filed as a part of this report:
(1) Financial Statements: The financial statements required by this item were previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 9, 2009.
(2) The information for financial statement schedules has been omitted since they are not applicable.
(b) Exhibits

			Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of the registrant		S-1	3.1	333-142646	5/4/2007

3.2	Amendment to Certificate of Incorporation of the registrant to effect a six-for-ten reverse stock split		S-1	3.2	333-142646	5/4/2007

3.3	Second Amendment to Certificate of Incorporation of the registrant to effect a one-for-three reverse stock split		S-1	3.3	333-142646	5/4/2007

3.4	Amended and Restated Certificate of Incorporation of the registrant		S-1	3.4	333-142646	5/4/2007

3.5	Bylaws of the registrant, as amended		S-1	3.5	333-142646	5/4/2007

3.6	Amended and Restated Bylaws of the registrant		S-1	3.6	333-142646	5/4/2007

4.1	Specimen certificate evidencing shares of common stock		S-1	4.1	333-142646	5/4/2007

10.1*	Form of Indemnification Agreement entered into between the registrant and each of its directors and officers		S-1	10.1	333-142646	5/4/2007

10.2	Second Amended and Restated Investors’ Rights Agreement, dated April 14, 2006, by and among the registrant and certain stockholders		S-1	10.2	333-142646	5/4/2007

10.3*	2000 Stock Plan and related agreements		S-1	10.3	333-142646	5/4/2007

10.4*	2007 Performance Incentive Plan and related agreements		S-1	10.4	333-142646	5/4/2007

10.5*	Bonus Plan		S-1	10.5	333-142646	5/4/2007

10.6	License Agreement, dated January 4, 2005, between the registrant and Dr. med. Reinhard Schlief		S-1	10.6	333-142646	5/4/2007

			Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

10.7	Exclusive Sublicense Agreement, dated October 10, 2003, between the registrant and UNEMED Corporation		S-1	10.7	333-142646	5/4/2007

10.8	Assignment, Assumption and License Agreement, dated October 7, 1999, between the registrant and Bristol-Myers Squibb Medical Imaging, Inc. (as successor to DuPont Contrast Imaging, Inc.) dated October 7, 1999, and amendments thereto		S-1	10.8	333-142646	5/4/2007

10.9	License Agreement, dated February 10, 2006, between the registrant and the University of Arkansas for Medical Sciences		S-1	10.9	333-142646	5/4/2007

10.10	Asset Purchase Agreement, dated April 10, 2006, between the registrant and Abbott Laboratories, and amendments thereto		S-1	10.10	333-142646	5/4/2007

10.11	Escrow Agreement, dated April 14, 2006, between the registrant and Abbott Laboratories		S-1	10.11	333-142646	5/4/2007

10.12	Inventory Trademark License Agreement, dated April 14, 2006, between the registrant and Abbott Laboratories		S-1	10.12	333-142646	5/4/2007

10.13	Security Agreement, dated April 14, 2006, between the registrant and Abbott Laboratories		S-1	10.13	333-142646	5/4/2007

10.14	Secured Promissory Note, dated April 14, 2006, between the registrant and Abbott Laboratories		S-1	10.14	333-142646	5/4/2007

10.15	Second Amended Executive Employment Agreement, dated May 15, 2006, between the registrant and Evan C. Unger		S-1	10.15	333-142646	5/4/2007

10.16	Consulting Agreement, dated October 20, 2006, between the registrant and Evan C. Unger		S-1	10.16	333-142646	5/4/2007

10.17	Confidential Separation Agreement and Mutual General Release of All Claims, dated November 28, 2006, between the registrant and Evan C. Unger		S-1	10.17	333-142646	5/4/2007

10.18*	Consulting Agreement, dated April 11, 2005, between the registrant and Greg Cobb		S-1	10.18	333-142646	5/4/2007

			Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

10.19*	Amended Executive Employment Agreement, dated February 1, 2007, between the registrant and Greg Cobb		S-1	10.19	333-142646	5/4/2007

10.20*	Amended Executive Employment Agreement, dated February 1, 2007, between the registrant and Bradford A. Zakes		S-1	10.20	333-142646	5/4/2007

10.21	Agreement, dated March 31, 2006, by and among the registrant, John A. Moore and Edson Moore Healthcare Ventures		S-1	10.21	333-142646	5/4/2007

10.22	Subscription Agreement and Investor Questionnaire, dated March 2004, between the registrant and each of the signatory investors, offering price $2.00 per share		S-1	10.22	333-142646	5/4/2007

10.23	Subscription Agreement and Investor Questionnaire, dated December 2004, between the registrant and each of the signatory investors, offering price $3.00 per share		S-1	10.23	333-142646	5/4/2007

10.24	Subscription Agreement and Investor Questionnaire, dated September and October 2004, between the registrant and each of the signatory investors, offering price $4.00 per share		S-1	10.24	333-142646	5/4/2007

10.25	Commercial Lease — Triple Net, dated November 1, 2002, between the registrant and ImaRx Investments L.L.C.		S-1	10.25	333-142646	5/4/2007

10.26	Standard Commercial — Industrial Lease, dated December 30, 1997, between the registrant and Tucson Tech Park and addenda thereto		S-1	10.26	333-142646	5/4/2007

10.27	Note Extension and Amendment Agreement, dated October 25, 2007, between the registrant and Abbott Laboratories		8-K	10.1	001-33043	10/26/2007

10.28*	Amendment No. 2 to Executive Employment Agreement dated as of January 1, 2008 by and between the Company and Bradford A. Zakes		8-K	10.1	001-33043	2/7/2008

10.29*	Amendment No. 2 to Executive Employment Agreement dated as of January 1, 2008 by and between the Company and Greg Cobb		8-K	10.2	001-33043	2/7/2008

			Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

10.30*	Executive Employment Agreement dated as of January 1, 2008 by and between the Company and Garen Manvelian		8-K	10.3	001-33043	2/7/2008

10.31*	Executive Employment Agreement dated as of January 1, 2008 by and between the Company and Kevin Ontiveros		8-K	10.4	001-33043	2/7/2008

10.32	Separation and Release of Claims Agreement with Greg Cobb		8-K	10.2	001-33043	6/10/2008

10.33	Separation and Release of Claims Agreement with Kevin Ontiveros		8-K	10.4	001-33043	6/10/2008

10.33	Consulting Agreement with Greg Cobb		8-K	10.3	001-33043	6/10/2008

10.34	Amended Executive Employment Agreement with Brad Zakes		8-K	10.1	001-33043	6/27/2008

10.35	Commercial Lease — dated December 10, 2007, between the registrant and Cambric Partners		10-K	10.32	001-33043	8/31/2008

10.36	Sublease Agreement — dated December 29, 2008 between the Registrant and Koronis Pharmaceuticals, Inc		10-K	10.36	001-33043	3/09/2009

23.1	Consent of Independent Registered Public Accounting Firm — McKennon, Wilson & Morgan, LLP		10-K	23.1	001-33043	3/09/2009

23.2	Consent of Independent Registered Public Accounting Firm — Ernst & Young, LLP		10-K	23.2	001-33043	3/09/2009

24.1	Power of Attorney (included in the signature page hereto)		10-K	24.1	001-33043	3/09/2009

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	32	001-33043	3/09/2009
c) Financial Statements and Schedules — See Item 15(a)(1) and 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMARX THERAPEUTICS, INC.
By:	/s/ Richard Love
Richard Love
Chairman of the Board

December 29, 2009 Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Richard Love Richard Love	Chairman of the Board and Director	December 29, 2009

* /s/ Richard Otto Richard Otto	Director	December 29, 2009

* /s/ Thomas W. Pew Thomas W. Pew	Director	December 29, 2009

* /s/ Philip Ranker Philip Ranker	Director	December 29, 2009

* /s/ James M. Strickland James M. Strickland	Director	December 29, 2009

* By: /s/ Richard Love ATTORNEY-IN-FACT

			Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of the registrant		S-1	3.1	333-142646	5/4/2007

3.2	Amendment to Certificate of Incorporation of the registrant to effect a six-for-ten reverse stock split		S-1	3.2	333-142646	5/4/2007

3.3	Second Amendment to Certificate of Incorporation of the registrant to effect a one-for-three reverse stock split		S-1	3.3	333-142646	5/4/2007

3.4	Amended and Restated Certificate of Incorporation of the registrant		S-1	3.4	333-142646	5/4/2007

3.5	Bylaws of the registrant, as amended		S-1	3.5	333-142646	5/4/2007

3.6	Amended and Restated Bylaws of the registrant		S-1	3.6	333-142646	5/4/2007

4.1	Specimen certificate evidencing shares of common stock		S-1	4.1	333-142646	5/4/2007

10.1*	Form of Indemnification Agreement entered into between the registrant and each of its directors and officers		S-1	10.1	333-142646	5/4/2007

10.2	Second Amended and Restated Investors’ Rights Agreement, dated April 14, 2006, by and among the registrant and certain stockholders		S-1	10.2	333-142646	5/4/2007

10.3*	2000 Stock Plan and related agreements		S-1	10.3	333-142646	5/4/2007

10.4*	2007 Performance Incentive Plan and related agreements		S-1	10.4	333-142646	5/4/2007

10.5*	Bonus Plan		S-1	10.5	333-142646	5/4/2007

10.6	License Agreement, dated January 4, 2005, between the registrant and Dr. med. Reinhard Schlief		S-1	10.6	333-142646	5/4/2007

10.7	Exclusive Sublicense Agreement, dated October 10, 2003, between the registrant and UNEMED Corporation		S-1	10.7	333-142646	5/4/2007

10.8	Assignment, Assumption and License Agreement, dated October 7, 1999, between the registrant and Bristol-Myers Squibb Medical Imaging, Inc. (as successor to DuPont Contrast Imaging, Inc.) dated October 7, 1999, and amendments thereto		S-1	10.8	333-142646	5/4/2007

			Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

10.9	License Agreement, dated February 10, 2006, between the registrant and the University of Arkansas for Medical Sciences		S-1	10.9	333-142646	5/4/2007

10.10	Asset Purchase Agreement, dated April 10, 2006, between the registrant and Abbott Laboratories, and amendments thereto		S-1	10.10	333-142646	5/4/2007

10.11	Escrow Agreement, dated April 14, 2006, between the registrant and Abbott Laboratories		S-1	10.11	333-142646	5/4/2007

10.12	Inventory Trademark License Agreement, dated April 14, 2006, between the registrant and Abbott Laboratories		S-1	10.12	333-142646	5/4/2007

10.13	Security Agreement, dated April 14, 2006, between the registrant and Abbott Laboratories		S-1	10.13	333-142646	5/4/2007

10.14	Secured Promissory Note, dated April 14, 2006, between the registrant and Abbott Laboratories		S-1	10.14	333-142646	5/4/2007

10.15	Second Amended Executive Employment Agreement, dated May 15, 2006, between the registrant and Evan C. Unger		S-1	10.15	333-142646	5/4/2007

10.16	Consulting Agreement, dated October 20, 2006, between the registrant and Evan C. Unger		S-1	10.16	333-142646	5/4/2007

10.17	Confidential Separation Agreement and Mutual General Release of All Claims, dated November 28, 2006, between the registrant and Evan C. Unger		S-1	10.17	333-142646	5/4/2007

10.18*	Consulting Agreement, dated April 11, 2005, between the registrant and Greg Cobb		S-1	10.18	333-142646	5/4/2007

10.19*	Amended Executive Employment Agreement, dated February 1, 2007, between the registrant and Greg Cobb		S-1	10.19	333-142646	5/4/2007

10.20*	Amended Executive Employment Agreement, dated February 1, 2007, between the registrant and Bradford A. Zakes		S-1	10.20	333-142646	5/4/2007

10.21	Agreement, dated March 31, 2006, by and among the registrant, John A. Moore and Edson Moore Healthcare Ventures		S-1	10.21	333-142646	5/4/2007

			Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

10.22	Subscription Agreement and Investor Questionnaire, dated March 2004, between the registrant and each of the signatory investors, offering price $2.00 per share		S-1	10.22	333-142646	5/4/2007

10.23	Subscription Agreement and Investor Questionnaire, dated December 2004, between the registrant and each of the signatory investors, offering price $3.00 per share		S-1	10.23	333-142646	5/4/2007

10.24	Subscription Agreement and Investor Questionnaire, dated September and October 2004, between the registrant and each of the signatory investors, offering price $4.00 per share		S-1	10.24	333-142646	5/4/2007

10.25	Commercial Lease — Triple Net, dated November 1, 2002, between the registrant and ImaRx Investments L.L.C.		S-1	10.25	333-142646	5/4/2007

10.26	Standard Commercial — Industrial Lease, dated December 30, 1997, between the registrant and Tucson Tech Park and addenda thereto		S-1	10.26	333-142646	5/4/2007

10.27	Note Extension and Amendment Agreement, dated October 25, 2007, between the registrant and Abbott Laboratories		8-K	10.1	001-33043	10/26/2007

10.28*	Amendment No. 2 to Executive Employment Agreement dated as of January 1, 2008 by and between the Company and Bradford A. Zakes		8-K	10.1	001-33043	2/7/2008

10.2*9	Amendment No. 2 to Executive Employment Agreement dated as of January 1, 2008 by and between the Company and Greg Cobb		8-K	10.2	001-33043	2/7/2008

10.30*	Executive Employment Agreement dated as of January 1, 2008 by and between the Company and Garen Manvelian		8-K	10.3	001-33043	2/7/2008

10.31*	Executive Employment Agreement dated as of January 1, 2008 by and between the Company and Kevin Ontiveros		8-K	10.4	001-33043	2/7/2008

10.32	Separation and Release of Claims Agreement with Greg Cobb		8-K	10.2	001-33043	6/10/2008

10.33	Separation and Release of Claims Agreement with Kevin Ontiveros		8-K	10.4	001-33043	6/10/2008

			Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

10.33	Consulting Agreement with Greg Cobb		8-K	10.3	001-33043	6/10/2008

10.34	Amended Executive Employment Agreement with Brad Zakes		8-K	10.1	001-33043	6/27/2008

10.35	Commercial Lease — dated December 10, 2007, between the registrant and Cambric Partners		10-K	10.32	001-33043	8/31/2008

10.36	Sublease Agreement — dated December 29, 2008 between the Registrant and Koronis Pharmaceuticals, Inc		10-K	10.36	001-33043	3/09/2009

23.1	Consent of Independent Registered Public Accounting Firm — McKennon, Wilson & Morgan, LLP		10-K	23.1	001-33043	3/09/2009

23.2	Consent of Independent Registered Public Accounting Firm — Ernst & Young, LLP		10-K	23.2	001-33043	3/09/2009

24.1	Power of Attorney (included in the signature page hereto)		10-K	24.1	001-33043	3/09/2009

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	32	001-33043	3/09/2009