Form 10-Q/A
period 2009-03-31
IMARX THERAPEUTICS INC
filed 2009-12-30
CIK 1123695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File Number 001-33043

ImaRx Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-0974730
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

ImaRx Therapeutics, Inc.
c/o Stoel Rives LLP
201 S. Main Street, Suite 1100
Salt Lake City, Utah	84111
(Address of Principal Executive Offices)	(Zip Code)
(801) 578-6962
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at December 29, 2009

Common Stock $0.0001 par value	11,665,733

EXPLANATORY NOTE
ImaRx Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “Report”) for the sole purpose of amending Exhibit Nos. 31.1 and 31.2 to include the introductory language of paragraph 4 and the language of paragraph 4(b) of Item 601(b)(31) Regulation S-K
Except as described above, no other changes are made to Report, and this Form 10-Q/A does not amend, update or change any other Item or the disclosures in the Report in any way. This Form 10-Q/A does not reflect events occurring after the filing of the Report or modify or update those disclosures, including any exhibits to the Report, affected by subsequent events.
Item 6. Exhibits.
Exhibits

Incorporated by Reference
Exhibit		Filed		Exhibit
No.	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Principal Financial and Accounting Office		10-Q	32	001-33043	May 14, 2009

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

IMARX THERAPEUTICS, INC.
Date: December 29, 2009	By:	/s/ RICHARD LOVE
Richard Love,
Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX
Exhibit Index

Incorporated by Reference
Exhibit		Filed		Exhibit
No.	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Principal Financial and Accounting Officer		10-Q	32	001-33043	May 14, 2009

4