Form 10-Q/A
period 2009-09-30
IMARX THERAPEUTICS INC
filed 2009-12-30
CIK 1123695

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

EXPLANATORY NOTE
ImaRx Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “Report”) for the sole purpose of amending Exhibit Nos. 31.1 and 31.2 to include the introductory language of paragraph 4 and the language of paragraph 4(b) of Item 601(b)(31) Regulation S-K
Except as described above, no other changes are made to Report, and this Form 10-Q/A does not amend, update or change any other Item or the disclosures in the Report in any way. This Form 10-Q/A does not reflect events occurring after the filing of the Report or modify or update those disclosures, including any exhibits to the Report, affected by subsequent events.
Item 6. Exhibits.
Exhibits

Incorporated by Reference
Exhibit		Filed		Exhibit
No.	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Principal Financial and Accounting Office		10-Q	32	001-33043	November 16, 2009

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

IMARX THERAPEUTICS, INC.
Date: December 29, 2009	By:	/s/ RICHARD LOVE
Richard Love,
Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX
Exhibit Index

Incorporated by Reference
Exhibit		Filed		Exhibit
No.	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Principal Financial and Accounting Officer		10-Q	32	001-33043	November 16, 2009

4