Form 10-K
period 2009-12-31
IMARX THERAPEUTICS INC
filed 2010-04-14
CIK 1123695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

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
Common Stock, $0.0001 par value
(Title of Each Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
As of March 31, 2010, there were 11,665,733 shares of the Registrant’s Common Stock outstanding. As of the last day of the most recently completed second fiscal quarter (June 30, 2009), the aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $173,454, based on the closing price per share of $0.02 for Registrant’s Common Stock on such date. This amount excludes an aggregate of 2,993,037 shares of Common Stock held by officers and directors and each person known by the Registrant to own 10% or more of the outstanding Common Stock. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the Registrant, or that the Registrant is controlled by or under common control with such person.

PART I

ITEM 1.	BUSINESS
The Company
We are a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Prior to becoming a shell company we were a development stage biopharmaceutical company, whose activities were focused on the research, development and commercialization of therapies for stroke and other vascular disorders. Our development efforts were focused on our SonoLysis program, which involved the administration of microspheres and ultrasound to break up blood clots and restore blood flow to oxygen deprived tissues. Our commercialization efforts were focused on the promotion and sale of the U.S. Food and Drug Administration, or FDA, approved urokinase product, Abbokinase®, which we had acquired from Abbott Laboratories.
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
On September 23, 2008, we divested our urokinase business to Microbix Biosystems Inc. for an upfront payment of $2.0 million, the assumption by Microbix of up to $0.5 million in chargeback and other liabilities for commercial product then in the distribution channel and an additional $2.5 million payment from Microbix contingent upon release by the FDA of three lots of urokinase that are currently subject to a May 2008 FDA Approvable Letter. On June 15, 2009, we entered into the First Amendment to the Asset Purchase Agreement with Microbix which reduced the size of the contingent payment from $2.5 million to $0.2 million contingent upon receipt by Microbix of written authorization from the FDA for the release of the urokinase lots on or before September 1, 2010. As of the date of this report, the FDA has not released the three urokinase lots.
On September 4, 2009, pursuant to the terms of an Asset Purchase Agreement dated June 15, 2009, we sold to WA 32609, Inc., now Cerevast Therapeutics, Inc., substantially all of our remaining assets and intellectual property, including but not limited to our clinical-stage SonoLysis product candidate for $0.5 million cash. The sale was subject to shareholder approval which was obtained at a special meeting of the shareholders held August 31, 2009. Following the closing of the asset sale to WA 32609, the remaining two employees of the Company, including Mr. Zakes, resigned their positions with the Company.
On March 17, 2010, we entered into an Agreement for the Purchase and Sale of Stock with Sycamore Films, Inc, a development stage company (“Sycamore Films”) and its shareholders (the “Stock Purchase Agreement”) and an Agreement and Plan of Merger with Sycamore Films, Sweet Spot Productions, Inc. (“Sweet Spot”) and Sweet Spot’s shareholders and principals (the “Merger Agreement”). Pursuant to the Merger Agreement, Sweet Spot will merge with and into Sycamore Films and the shareholders of Sweet Spot will become shareholders of Sycamore Films. Sycamore Films will continue the operation of the Sweet Spot business.
Immediately following the closing of the Merger Agreement, the purchase and sale of stock between ImaRx and Sycamore Films and it shareholders as set forth in the Stock Purchase Agreement will be closed. Under the terms of the Stock Purchase Agreement we will issue approximately 79,376,735 shares of our common stock to the Sycamore Films shareholders including the former shareholders of Sweet Spot. As a result, Sycamore Films will become a wholly-owned subsidiary of ImaRx and the former shareholders of Sycamore Films will hold in the aggregate approximately eighty-six percent (86%) of our outstanding shares of common stock on a fully diluted basis. In connection with the closing of the Stock Purchase Agreement all of the members of our current Board of Directors will resign and a new slate of directors and officers will be appointed for both ImaRx and Sycamore Films. At that time, the primary business of the Company will be a full-service distribution and marketing company specializing in acquisition, distribution and the development of marketing campaigns for feature films.
Each of the parties to the Stock Purchase Agreement and the Merger Agreement have agreed to certain covenants, including covenants regarding the operation of the business prior to closing and covenants prohibiting the us from soliciting or providing information or entering into discussions concerning proposals relating to alternative offers for the assets or ownership interests in us, except in limited circumstances to permit the our board of directors to comply with its fiduciary duties or as otherwise provided in the Stock Purchase Agreement. The Company expects each of the Merger Agreement and the Stock Purchase Agreement to close in the second quarter of 2010. We have no employees and we are carrying out these activities through the use of consultants and other outside service providers. Mr. Love, our Chairman of the Board is now acting as our principal executive officer and principal financial officer.

Employees
We have no employees and we are carrying out activities through the use of consultants and other outside service providers. Mr. Love, our Chairman of the Board is now acting as our principal executive officer and principal financial officer.
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
We have a history of net losses and negative cash flow from operations since inception. As of December 31, 2009, we had an accumulated deficit of $91.9 million. We have incurred losses in each year since our inception. Our net losses applicable to common stockholders for the fiscal years ended December 31, 2009 and 2008 were $0.6 million and $10.1 million, respectively. We currently do not have sufficient cash resources to further product development activities.
Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.
We have received an audit report from our independent registered accounting firm containing an explanatory paragraph stating that our historical recurring losses from operations which has resulted in an accumulated deficit of $91.9 million at December 31, 2009 raises substantial doubt about our ability to continue as a going concern.
The Merger Agreement and the Stock Purchase Agreement transactions with Sycamore Films may not close. In that event we will not have sufficient capital to fund our operations beyond the second quarter 2010. If we are not able to close those transactions, we likely will not have sufficient capital to continue our evaluation of strategic transactions or winding down the Company. As a result we may not have the resources necessary to dissolve the Company or to timely pay our debts.
We have sold substantially all of the Company’s assets and are now engaged in the orderly settlement and payment of the remaining obligations of the Company. On March 17, 2010, we entered into an Agreement for the Purchase and Sale of Stock with Sycamore Films, Inc. and its shareholders (the “Stock Purchase Agreement”) and an Agreement and Plan of Merger with Sycamore Films, Sweet Spot, Inc. and Sweet Spot’s shareholders and principals (the “Merger Agreement”). Pursuant to the Merger Agreement, Sweet Spot will merge with and into Sycamore Films and the shareholders of Sweet Spot will become shareholders of Sycamore Films. Immediately following the closing of the Merger Agreement, the purchase and sale of stock between ImaRx and Sycamore Films and it shareholders as set forth in the Stock Purchase Agreement will be closed. Under the terms of the Stock Purchase Agreement we will issue approximately 79,376,735 shares of our common stock to the Sycamore shareholders including the former shareholders of Sweet Spot. As a result, Sycamore Films will become a wholly-owned subsidiary of ImaRx and the former shareholders of Sycamore will hold in the aggregate approximately eighty-six percent (86%) of our outstanding shares of common stock on a fully diluted basis. The Company has no employees and is carrying out these activities through the use of consultants and other outside service providers. Most of the Company’s resources are being consumed in pursuing this transaction to close. We cannot guaranty that all parties to the transaction will fulfill their obligations and commitments under the respective agreements or that the conditions to closing will be satisfied. In the event we are not successful in consummating the transaction, we will likely not have sufficient resources to seek another strategic transaction or to pursue the orderly liquidation and dissolution of the Company.

If the Merger Agreement and the Stock Purchase Agreement transactions with Sycamore Films close there is no assurance that the new company management will be successful in implementing their business strategy.
While we are pursuing the successful closing of the strategic transaction with Sycamore Films there can be no assurance that Sycamore Films will be successful in executing its business strategy and that the value of the Company’s shares of common stock will increase. Sycamore Films will need to raise additional working capital to fund its operations which will likely result in substantial dilution to the existing ImaRx stockholders.
We will continue to incur the expenses of complying with public company reporting requirements, which may be economically burdensome.
While we are pursuing the successful closing of the strategic transaction with Sycamore Films we have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, even though compliance with such reporting requirements may be economically burdensome and of minimal value to our stockholders. We will be obligated to continue complying with the applicable reporting requirements of the Exchange Act and, as a result, will be required to continue to incur the expenses associated with these reporting requirements, which will reduce the cash available for future activities.
We have no employees. We have entered into consulting relationships. We may not have sufficient personnel to effectively consummate a strategic transaction or to orderly wind down the operations of the Company.
Our ability to consummate the strategic transaction with Sycamore Films for our remaining assets is now dependent on the services of outside consultants and our Board of Directors. Any or all of these persons may sever their ties with the Company at any time and without them we cannot be certain that we will be able to do accomplish our business objectives.
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
We intend to issue approximately 79,376,735 shares of our common stock to the Sycamore Films shareholders including the former shareholders of Sweet Spot. As a result, Sycamore Films will become a wholly-owned subsidiary of ImaRx and the former shareholders of Sycamore Films will hold in the aggregate approximately eighty-six percent (86%) of our outstanding shares of common stock on a fully diluted basis. which will result in substantial dilution to our existing stockholders.
Our certificate of incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 5,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary basis, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected

We cannot assure you that following the strategic transaction with Sycamore Films, our common stock will be listed on NASDAQ or any other securities exchange.
Following the strategic transaction with Sycamore Films we may seek to qualify our common stock for listing on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock will continue to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.
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

ITEM 2.	Properties
We do not presently own or lease any property.

ITEM 3.	Legal Proceedings
We are not currently subject to any legal proceedings and are also not aware of any pending legal, arbitration or governmental proceedings against us that may have material effects on our financial position or results of operations.

PART II

ITEM 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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

	High	Low
2009
Fourth Quarter	$0.03	$0.006
Third Quarter	0.04	0.012
Second Quarter	0.03	0.01
First Quarter	0.035	0.01

2008
Fourth Quarter	$0.10	$0.04
Third Quarter	0.33	0.04
Second Quarter	0.84	0.16
First Quarter	2.17	0.36
At March 23, 2010, there were 247 stockholders of record.
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
Overview
We are currently a shell company. We were a development stage biopharmaceutical company, whose activities were focused on the research, development and commercialization of therapies for stroke and other vascular disorders. Our development efforts were focused on our SonoLysis program, which involved the administration of microspheres and ultrasound to break up blood clots and restore blood flow to oxygen deprived tissues. Our commercialization efforts were focused on the promotion and sale of the U.S. Food and Drug Administration, or FDA, approved urokinase product, Abbokinase(R), which we had acquired from Abbott Laboratories.
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
On September 23, 2008, we divested our urokinase business to Microbix Biosystems Inc. for an upfront payment of $2.0 million, the assumption by Microbix of up to $0.5 million in chargeback and other liabilities for commercial product then in the distribution channel and an additional $2.5 million payment from Microbix contingent upon release by the FDA of three lots of urokinase that are currently subject to a May 2008 FDA Approvable Letter. On June 15, 2009, we entered into the First Amendment to the Asset Purchase Agreement with Microbix which reduced the size of the contingent payment from $2.5 million to $0.2 million contingent upon receipt by Microbix of written authorization from the FDA for the release of the urokinase lots on or before September 1, 2010. As of the date of this report, the FDA has not released the three urokinase lots.
On September 4, 2009, pursuant to the terms of an Asset Purchase Agreement dated June 15, 2009, we sold to WA 32609, Inc., now Cerevast Therapeutics, Inc., substantially all of our remaining assets and intellectual property, including but not limited to our clinical-stage SonoLysis product candidate for $0.5 million cash. Following the closing of the asset sale to WA 32609, the remaining two employees of the Company, including Mr. Zakes, resigned their positions with the Company.
On March 17, 2010, we entered into an Agreement for the Purchase and Sale of Stock with Sycamore Films and Sweet Spot. Pursuant to the Merger Agreement, Sweet Spot will merge with and into Sycamore Films and the shareholders of Sweet Spot will become shareholders of Sycamore Films. Sycamore Films will continue the operation of the Sweet Spot business.

Immediately following the closing of the Merger Agreement, the purchase and sale of stock between ImaRx and Sycamore Films and it shareholders as set forth in the Stock Purchase Agreement will be closed. Under the terms of the Stock Purchase Agreement we will issue approximately 79,376,735 shares of our common stock to the Sycamore Films shareholders including the former shareholders of Sweet Spot. As a result, Sycamore Films will become a wholly-owned subsidiary of ImaRx and the former shareholders of Sycamore Films will hold in the aggregate approximately eighty-six percent (86%) of our outstanding shares of common stock on a fully diluted basis. In connection with the closing of the Stock Purchase Agreement all of the members of our current Board of Directors will resign and a new slate of directors and officers will be appointed for both ImaRx and Sycamore Films. At that time, the primary business of the Company will be a full-service distribution and marketing company specializing in acquisition, distribution and the development of marketing campaigns for feature films.
Each of the parties to the Stock Purchase Agreement and the Merger Agreement have agreed to certain covenants, including covenants regarding the operation of the business prior to closing and covenants prohibiting the us from soliciting or providing information or entering into discussions concerning proposals relating to alternative offers for the assets or ownership interests in us, except in limited circumstances to permit the our board of directors to comply with its fiduciary duties or as otherwise provided in the Stock Purchase Agreement. The Company expects each of the Merger Agreement and the Stock Purchase Agreement to close in the second quarter of 2010. We have no employees and we are carrying out these activities through the use of consultants and other outside service providers. Mr. Love, our Chairman of the Board is now acting as our principal executive officer and principal financial officer.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related expenses and other costs and fees associated with our general corporate activities including legal compliance, accounting and corporate governance.
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
Long-lived and Intangible Assets
We account for long-lived assets in accordance with the FASB guidance for accounting for the impairment or disposal of long-lived assets. This guidance addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If it is determined that the asset may not be recoverable and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference. The guidance requires companies to separately report discontinued operations, including components of an entity that either have been disposed of (by sale, abandonment or in a distribution to owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
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

On September 4, 2009, pursuant to the terms of an Asset Purchase Agreement dated June 15, 2009, we sold to WA 32609, Inc. substantially all of our remaining assets, including but not limited to our clinical-stage SonoLysis product candidate for $0.5 million resulting in a gain on sale in the statement of operations of $0.3 million. The final payment of $0.1 million was received on February 18, 2010.
Stock-Based Compensation
We account for stock-based compensation using the FASB guidance for share-based payment. This guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their value and recognized as compensation expense over the requisite service period.
Our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns, and future forfeitures. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. We use guideline companies and, to a limited extent, experiences of the Company since becoming publicly traded, to determine volatility. For purposes of identifying similar entities, we have considered factors such as industry, company age, stage of life cycle, and size. The expected term of options granted represents the periods of time that options granted are expected to be outstanding. The expected option term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Furthermore, lengthier option terms provide more opportunity to exploit market highs. However, historical data demonstrates that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. When establishing an estimate of the expected term of an award, we have elected to use the simplified method of determining expected term as permitted by accounting guidance. As a result of using estimates, when factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. We review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to estimate the value of share-based awards granted in future periods.
Deferred Tax Asset Valuation Allowance
Our estimate of the valuation allowance for deferred tax assets requires us to make significant estimates and judgments about our future operating results. Our ability to realize the deferred tax assets depends on our future taxable income as well as limitations on utilization. A deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized prior to its expiration. The projections of our operating results on which the establishment of a valuation allowance are based involve significant estimates regarding future demand for our products, competitive conditions, product development efforts, approvals of regulatory agencies and product cost. We have recorded a full valuation allowance on our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of net operating loss carry forwards and research and development tax credits. Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership will limit the amount of net operating loss carry-forwards that could be utilized annually, if any, in the future to offset taxable income.
Results of Operations
Twelve Months Ended December 31, 2008 Compared to 2009
General and Administrative Expenses. General and administrative expenses decreased from $3.1 million in 2008 to $1.0 million in 2009. This decrease is a primarily a result of reduced activities and the termination of the remaining employees in September 2009.
Interest Income. Interest and other income of $0.2 million for the year ended December 31, 2008 was related to interest earned on cash balances. Interest income of $2,000 for the year ended December 31, 2009 is for interest earned on cash balances.

Gain on Sale of Technology. Gain on sale of technology of $0.4 million for the year ended December 31, 2009 is from the sale of the SonoLysis and other research and development assets on September 4, 2009.
Net Income (Loss) from Discontinued Operations. Net loss from discontinued operations of $7.2 million for the year ended December 31, 2008 is the result of the research and development activities performed for our SonoLysis program including clinical trial costs and salaries, other development activities and an asset impairment charge of $10.0 million related to the impairment of all urokinase assets offset partially by a gain on the extinguishment of debt related to our urokinase assets. Net income from discontinued operations of $47,000 for the year ended December 31, 2009 is the result of a refund of franchise taxes from the State of Delaware offset by research and development expenses.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred losses since our inception. At December 31, 2009, we had an accumulated deficit of $91.9 million. We have historically financed our operations principally through the public offering and private placement of shares of our common and preferred stock and convertible notes, government grants, and product sales of urokinase. During the year ended December 31, 2009, we received net proceeds of $0.4 million from the sale of our SonoLysis program assets to WA32609. At December 31, 2009, we had $0.1 million in cash and cash equivalents.
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
On September 23, 2008, we divested our urokinase business to Microbix. Through this transaction, Microbix acquired the remaining urokinase inventory and related assets and assumed full responsibility for ongoing commercial and regulatory activities associated with the product. Microbix paid to us an upfront payment of $2.0 million and assumed up to $0.5 million in chargeback and other liabilities for commercial product currently in the distribution channel. If the assumed chargeback and other liabilities paid by Microbix are less than the $0.5 million assumed, Microbix will issue payment to us for the difference. An additional $0.2 million payment will be made to us upon release by the FDA on or before September 1, 2010 of the three lots of urokinase that are currently subject to a May 2008 Approvable Letter. As of the date of this report, the FDA has not released the three urokinase lots.
Cash Flows
Net Cash Used in Operating Activities. Net used in operating activities was $8.4 million for the year ended December 31, 2008 and $1.0 million for the year ended December 31, 2009. Net cash used in 2008 primarily reflects the net loss offset in part by the gain on extinguishment of debt, asset impairment charges and changes in working capital. Net cash used in 2009 primarily reflects the reduction of prepaid expenses, accrued liabilities and deferred revenue offset in part by the gain on sale of assets.
Net Cash Provided by Investing Activities. Net cash provided by investing activities was $2.2 million and $0.4 million in 2008 and 2009, respectively. Net cash provided by investing activities in 2008 primarily reflects the cash received in the sale of the urokinase assets and proceeds from the sale of property and equipment offset partially by purchases of property and equipment. Net cash provided by investing activities in 2009 reflects the net cash received for the sale of assets to WA 32609.
Net Cash Used in Financing Activities. Net cash used in financing activities was $5.9 million in 2008 and was attributable to the $6.3 million payment on the note payable to Abbott Laboratories offset partially by the $0.4 million change in the restricted cash balance.
Operating Capital and Capital Expenditure Requirements
Historically, our primary source of liquidity has been the public offering and private placement of shares of our common and preferred stock and convertible notes, government grants and product sales of urokinase. We do not currently have a significant source of cash.

On September 4, 2009, pursuant to the terms of an Asset Purchase Agreement dated June 15, 2009, we sold to WA 32609, Inc. substantially all of our remaining assets, including but not limited to our clinical-stage SonoLysis product candidate for $0.5 million. At the closing, WA32609 paid to us $0.4 million of the total purchase price. The remaining $0.1 million was deposited into an escrow account to satisfy certain potential claims by WA 32609 that may arise post-closing. The proceeds from the escrow account were released on February 18, 2010. Following the closing of the asset sale to WA 32609, the remaining two employees of the Company, including Mr. Zakes, resigned their positions with the Company.
On March 17, 2010, we entered into an Agreement for the Purchase and Sale of Stock with Sycamore Films, Inc. and its shareholders (the “Stock Purchase Agreement”) and an Agreement and Plan of Merger with Sycamore Films, Sweet Spot, Inc. and Sweet Spot’s shareholders and principals (the “Merger Agreement”). Pursuant to the Merger Agreement, Sweet Spot will merge with and into Sycamore Films and the shareholders of Sweet Spot will become shareholders of Sycamore Films. Sycamore Films will continue the operation of the Sweet Spot business.
Immediately following the closing of the Merger Agreement, the purchase and sale of stock between ImaRx and Sycamore Films and it shareholders as set forth in the Stock Purchase Agreement will be closed. Under the terms of the Stock Purchase Agreement we will issue approximately 79,376,735 shares of our common stock to the Sycamore Films shareholders including the former shareholders of Sweet Spot. As a result, Sycamore Films will become a wholly-owned subsidiary of ImaRx and the former shareholders of Sycamore will hold in the aggregate approximately eighty-six percent (86%) of our outstanding shares of common stock on a fully diluted basis. In connection with the closing of the Stock Purchase Agreement all of the members of our current Board of Directors will resign and a new slate of directors and officers will be appointed for both ImaRx and Sycamore Films. At that time, the primary business of the Company will be a full-service distribution and marketing company specializing in acquisition, distribution and the development of marketing campaigns for feature films.
We are now engaged in pursuing the closing of the strategic transaction with Sycamore Films. The Company has no employees and is carrying out these activities through the use of consultants and other outside service providers. Our ability to continue operating for a period of time that is sufficient for us to satisfy our remaining obligations and commitments, and, to complete the strategic transaction with Sycamore Films depends on our management of our current cash. Our operating needs include the planned costs to orderly settle and pay our remaining obligations and to p[ay for the fees and costs associated with the Sycamore Films transaction. At the present time, we have no material commitments for capital expenditures.
We cannot be sure that our existing cash and cash equivalents will be adequate, or that additional financing will be available if needed, or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Failure to manage our cash resources or obtain adequate cash resources may adversely affect our ability to carry out the orderly settlement and pay our remaining obligations and close the Sycamore Films transaction. If we are not able to close the Sycamore Films transaction we may not have sufficient resources to pursue another strategic transaction or to liquidate and dissolve the company. If we raise additional funds by issuing equity securities, or enter into a strategic transaction or merger, substantial dilution to existing stockholders will likely result. If we raise additions funds by incurring debt obligations, the terms of the debt will likely involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
Off-Balance Sheet Transactions
At December 31, 2008 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recently Issued Accounting Pronouncements
In October 2009, FASB issued guidance for fair value measurements and improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The objective of the guidance is to improve these disclosures and improve transparency in financial reporting. The guidance now requires a reporting entity to (1) separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (2) present separately information about purchases, sales, issuances and settlements in the reconciliation of fair value measurements. In addition, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for purposes of reporting fair value measurement and the entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll-forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We are currently evaluating the impact of this standard on our financial statements.

In October 2009, the FASB issued guidance for multiple-deliverable revenue arrangements. This guidance requires an entity to use an estimated selling price when vendor-specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple-element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. This guidance also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. We are currently evaluating the impact of adopting this new provision.

ITEM 7.	Financial Statements and Supplementary Data
The information required by this item is incorporated herein by reference to the financial statements and schedule listed in Item 15 (a)1 and (a)2 of Part IV and included in this Form 10-K Annual Report.

ITEM 8A(T).	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Due to the fact that we have ceased all operations and currently have no employees, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.
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
An evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2009 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based on the specified criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the fact that the Company has no employees and has ceased operations. The lack of a dedicated accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. Due to the lack of financial resources available to the company we do not expect to retain additional personnel to remediate these control deficiencies in the near future, if ever.
These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.
In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2009 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2009 are fairly stated, in all material respects, in accordance with US GAAP.
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
There were no changes in our internal control over financial reporting that occurred during the last quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance
The names, ages and positions of our directors and officers as of December 31, 2009, are set forth below. Biographical information for each of these persons also is presented below.

Name	Age	Position Held
Richard L. Love	66	Chairman of Board, Principal Executive Officer and Principal Financial Officer
Richard E. Otto	60	Director
James M. Strickland	67	Director
Philip C. Ranker	50	Director
Thomas W. Pew	71	Director
There are no family relationships between any of our directors and/or any executive officer.
Richard L. Love — Chairman of Board
Richard Love has served as a director since March 2006, as Chairman of the Board of Directors since September 2007 and as the Company’s Principal Executive Officer and Principal Financial Officer since September 2009. Since September 2007 to present, Mr. Love has served as Manager of TVP Management, LLC, an Arizona-based venture capital investment firm and since January 2007, Mr. Love has served as a partner of Translational Accelerator Venture Fund (TRAC), an investment fund. From January 2005 to January 2007 Mr. Love served as Managing Director of TGEN Accelerator LLC for his employer Translational Genomics Research Institute. From January 2003 to January 2005, Mr. Love served as Chief Operating Officer for Translational Genomics Research Institute and from June 1993 to January 2002 Mr. Love served as Chief Executive Officer and a director of ILEX Oncology, Inc., a biotechnology company evaluating cancer therapeutics. Mr. Love also serves as a director for Parexel International, Medical Consultant Services, Cell Therapeutics Inc, and Medtrust, LLC. Mr. Love holds B.S. and M.S. degrees in Chemical Engineering from the Virginia Polytechnic Institute.
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
James M. Strickland — Director
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
Philip C. Ranker — Director
Philip Ranker has served as a director since February 2006. Since December 2009 Mr. Ranker has served as Vice President and Chief financial Officer of Suneva Medical Inc., a privately held medical technology company. From January 2008 to November 2009, Mr. Ranker served as the Vice President of Finance for Amylin Pharmaceuticals, Inc. From September 2004 to January 2008, Mr. Ranker served as the Chief Financial Officer and Vice President of Finance of Nastech Pharmaceutical Company, Inc. From September 2001 to August 2004, Mr. Ranker served as Director of Finance for ICOS Corporation. Prior to working at ICOS, Mr. Ranker spent nearly 15 years in various positions with Aventis and its predecessor companies. Mr. Ranker holds a B.S. in Accounting from the University of Kansas.

Thomas W. Pew — Director
Thomas Pew has served as a director since January 2004. Since 1994, Mr. Pew has been a private investor in formative-stage biotechnology companies. He holds a B.A. in Economics from Cornell University.
In June 2008, we implemented a significant workforce reduction in which all of our employees other than Bradford Zakes, our then president and chief executive officer, and one additional employee were terminated. In September 2009 following the sale of our SonoLysis program we terminated the services of our two remaining employees and have ceased all operations. Prior to the June 2008 workforce reduction the Board elected to use Board committees in furtherance of the discharge of its duties and for the conduct of its work. The Board had established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Due to the fact that we no longer have any employees and have ceased operations each of the respective Board committees are no longer operating and the full Board is serving in those functions when necessary.
Our Board has also determined that Mr. Ranker qualifies as an Audit Committee Financial Expert as defined in the applicable SEC rules.
Our Board has determined that each member of the Board is independent. Bradford Zakes our former president and chief executive officer and a former member of the Board was not an independent director while serving on the Board. The Board primarily utilizes The NASDAQ Stock Market’s categorical independence standards for determining whether members of the Board are independent.
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
To our knowledge, during the fiscal year ended December 31, 2009, we believe that, with the exception of one late report by Mr. Strickland with respect to the sale of shares of our common stock by him in December 2009, all of these filing requirements were satisfied by our directors, officers and 10% holders.
Code of Ethics
We have adopted a corporate Code of Business Conduct and Ethics that applies to all of our directors, officers (including our chief executive and accounting officers) and employees. A copy of the Code of Business Conduct and Ethics is available on the Investors — Corporate Governance section of our web site at www.imarx.com.

ITEM 11.	Executive Compensation
SUMMARY COMPENSATION TABLE
The table below summarizes the total compensation paid to or earned by each of our named executive officers for the fiscal years ended December 31, 2009 and 2008.

					Nonequity
				Option	Incentive Plan		All Other
		Salary		Awards	Compensation		Compensation	Total
Name and Principal Position	Year	($)		($)(1)	($)(2)		($)(3)	($)
Richard Love	2009	6,125	(5)	—	—		—	6,125
Chairman of the Board, Chief Executive Officer and Chief Financial Officer	2008	29,375	(5)	1,614	—		—	30,989

Bradford A. Zakes(6)	2009	203,172		68,324	—		—	271,496
President and Chief Executive Officer	2008	272,731		254,767	318,125	(4)	—	845,623

Greg Cobb (7)	2009	—		—	—		—	—
Chief Financial Officer	2008	129,423		9,162	25,000		119,689	283,274

Kevin J. Ontiveros (8)	2009	—		—	—		—	—
Vice President, Legal Affairs and General Counsel	2008	303,008		13,895	39,250		110,449	446,602

(1)
The amounts in this column represent the compensation expenses recognized in 2009 and 2008, respectively, related to stock option awards. A discussion of the valuation assumptions used to determine the expense is included in Note 7 of our audited financial statements included in this Form 10-K.

(2)
The amounts shown in this column constitute the quarterly cash incentive bonuses made to each named executive officer based on the attainment of certain pre-established performance criteria established by our Board of Directors.

(3)	Amounts consist of severance payments including benefits.

(4)	Amounts include a retention bonus.

(5)	Amounts consist of director compensation.

(6)	89,311 options were forfeited in 2009 upon separation with the Company. Also upon separation, 75,249 shares were accelerated.

(7)	177,249 options were forfeited in 2008 upon separation with the Company. Also upon separation, 94,000 shares were accelerated. All options have now expired.

(8)	65,501 options were forfeited in 2008 upon separation with the Company. Also upon separation, 60,165 shares were accelerated. All options have now expired.

Employment Agreements
Bradford A. Zakes. On June 27, 2008, pursuant to the recommendation of the Compensation Committee and approval of the our Board of Directors, we entered into an amendment to the Executive Employment Agreement (the “Agreement”) with Mr. Bradford Zakes. Pursuant to the terms of the Agreement, we agreed to pay to Mr. Zakes a retention bonus in the amount of $290,000. In consideration for such payment, Mr. Zakes agreed to remain in our employ for a period of 12 months from the date of the Agreement. In the event that Mr. Zakes’ employment is terminated prior to the expiration of such 12-month period and such termination is not incident to a change-in-control, disability, death, or is not for good reason or is by us without cause, then Mr. Zakes is required to repay us a ratable portion of the bonus. Mr. Zakes is not longer employed by the Company.
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
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Option Awards
	Number of Securities	Number of Securities
	Underlying	Underlying
	Unexercised Options	Unexercised Options	Option	Option
	(#)	(#)	Exercise Price	Expiration
Name	Exercisable(1)	Unexercisable (2)	($)	Date
Richard Love	11,000	—	25.00	5/5/2016
	3,333	—	2.10	12/17/2017
	3,333	—	0.63	5/29/2018

Bradford A. Zakes	24,000	—	15.00	9/18/2010
	3,000	—	20.00	9/18/2010
	22,750	—	15.00	9/18/2010
	31,250	—	5.00	9/18/2010
	16,667	—	4.05	9/18/2010
	154,688	—	2.10	9/18/2010

Greg Cobb	—	—	—	—

Kevin Ontiveros	—	—	—	—

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

Director Compensation
As of September 2009 the members of our board of directors receive no remuneration for their services on the Board. For fiscal year 2009 the Board resolved to receive only one-half of the $15,000 annual retainer through the issuance of shares of the Company’s common stock, fees for meetings attended up through September 2009 and no fees for serving on committees, or serving as a committee chairman or for attendance or participation in any committee meetings. Prior to January 2010 each non-employee member of our board of directors received the following compensation:
•	$1,500 for each board and committee meeting attended in person;
•	$250 for each board and committee meeting attended via tele-conference;
•
$15,000 annual retainer for each non-employee director payable in cash if our cash balance exceeds $10 million on the date of payment, or in stock valued at the fair market value on the date of payment;

•	Annual grant of an option to purchase 3,333 shares of common stock with an exercise price equal to fair market value of our common stock on the date of grant; and
•	Reimbursement of actual, reasonable travel expenses incurred in connection with attending board or committee meetings;
In addition, the following additional compensation was paid annually, generally, immediately following the annual meeting of stockholders:
•	$10,000 to the chairman of the Board;
•	$7,500 to the chairman of our audit committee;
•	$2,500 to each audit committee member other than the chairman;
•	$5,000 to the chairman of our compensation committee;
•	$1,500 to each compensation committee member other than the chairman;
•	$5,000 to the chairman of our nomination and governance committee; and
•	$1,500 to each nomination and governance committee member other than the chairman.
The following table sets forth a summary of the compensation we paid to our non-employee directors for the fiscal year ended December 31, 2009:
2009 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Richard Otto (1)	$3,125	$7,500	$—	$10,625
James M. Strickland (2)	$5,000	$7,500	$—	$12,500
Thomas W. Pew (3)	$2,750	$7,500	$—	$10,250
Richard Love (4)	$6,125	$7,500	$—	$13,625
Philip Ranker (5)	$3,625	$7,500	$—	$11,125

(1)	Mr. Otto owned 328,810 shares of common stock awards and 17,666 option shares as of December 31, 2009.

(2)	Mr. Strickland directly owned 332,810 shares of common stock awards, indirectly owned 79,095 shares of common stock awards and 17,666 option shares as of December 31, 2009.

(3)	Mr. Pew owned 398,231 shares of common stock awards and 17,666 option shares as of December 31, 2009.

(4)	Mr. Love owned 348,810 shares of common stock awards and 17,666 option shares as of December 31, 2009.

(5)	Mr. Ranker owned 328,810 shares of common stock awards and 17,666 option shares as of December 31, 2009.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information regarding outstanding awards and shares reserved for future issuance under our equity compensation plans as of December 31, 2009.

Number of securities
remaining available for
future issuance under equity
	Number of securities to	Weighted-average	compensation plans
	be issued upon exercise	exercise price of	(excluding securities reflected
Plan Category	of outstanding awards	outstanding awards	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	340,685	$7.05	1,276,994
Equity compensation plans not approved by security holders	None	None	None

Total	340,685	$7.05	1,276,994

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the ownership of our common stock as of (or options and warrants exercisable within 60 days of) April 1, 2010, by: (a) all those known by us to be beneficial owners of more than five percent of our common stock; (b) each current director; (c) each of the named executive officers referenced in the Summary Compensation Table; and (d) all of our executive officers and directors as a group. This table lists applicable percentage ownership based on 11,665,733 shares of common stock outstanding as of April 1, 2010.
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
Options and warrants to purchase shares of our common stock that are exercisable within 60 days after April 1, 2010 are deemed to be beneficially owned by the persons holding these options and warrants and outstanding for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.

	Beneficial Ownership
	Number of	Percent of
Name and Address of Beneficial Owner	Shares	Total
5% Stockholders
Saints Capital Everest, L.P. (1)
475 Sansome Street, Suite 1850
San Francisco, CA 94111	1,176,471	10.1%
Directors and Named Executive Officers (9)
Richard Love (2)	366,476	3.14%
Richard Otto (3)	346,476	2.9%
Thomas W. Pew (4)	428,586	3.6%
Philip Ranker (5)	346,476	3.68%
James M. Strickland (6)	430,571	3.6%
Bradford A. Zakes (7)	252,355	2.2%
Greg Cobb	—	—
Kevin J. Ontiveros	—	—
All Directors and Named Executive Officers as a Group (8 persons) (8)	2,170,940	18.1%

(1)	The number of shares of common stock for Saints Capital Everest, L.P. is based solely on the information contained in the Schedule 13G filed with the Commission on September 17, 2008.

(2)	Includes 17,666 shares of common stock issuable to Mr. Love upon exercise of options.

(3)	Includes 17,666 shares of common stock issuable to Mr. Otto upon exercise of options.

(4)	Includes 17,666 shares of common stock issuable to Mr. Pew upon exercise of options and 12,689 shares of common stock issuable upon exercise of warrants.

(5)	Includes 17,666 shares of common stock issuable to Mr. Ranker upon exercise of options.

(6)
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

(7)	Includes 252,355 of common stock issuable to Mr. Zakes upon exercise of options.

(8)	Includes shares described in Footnotes (2) through (7) above.

(9)	The address for the officers and directors listed is ImaRx Therapeutics, Inc., C/O Stoel Rives LLP, 201 S. Main Street, Suite 1100, Salt Lake City, UT 84111.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Since January 1, 2008, we have not engaged in any transactions with our executive officers, directors and holders of 5% or more of our stock in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years.

ITEM 14.	Principal Accountant Fees and Services
The Board of Directors has selected dbbmckennon (“dbbm”) as our independent auditors for the fiscal year ending December 31, 2009. Stockholder ratification of the selection of dbbm as ImaRx’s independent registered public accounting firm is not required by ImaRx’s Bylaws or otherwise.
The following table sets forth the aggregate fees billed to ImaRx for the fiscal years ended December 31, 2009 and 2008 by dbbm and McKennon, Wilson & Morgan, LLP:

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2009	December 31, 2008
Audit fees	$50,500	$113,697
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—
Audit fees consist of fees for services billed by dbbm, McKennon, Wilson & Morgan, LLP and Ernst & Young, LLP. In the year ended December 31, 2009, we paid $45,750 to dbbm and $4,750 to McKennon, Wilson & Morgan, LLP for audit fees. In the year ended December 31, 2008, we paid $38,000 to McKennon, Wilson & Morgan, LLP and $75,697 to Ernst & Young LLP for audit fees. related to their audits of ImaRx’s annual financial statements and their review of financial statements included in ImaRx’s quarterly reports on SEC Form 10-Q. Audit-related fees consist primarily of fees rendered for services in connection with the issuance of consents and comfort letters. Tax fees consist of fees rendered for services on tax compliance matters, including tax return preparation, claims for refund and assistance with tax audits of previously filed tax returns, tax consulting and advisory services.

All audit, audit-related, tax, and any other services performed for ImaRx by its independent registered public accounting firm are subject to pre-approval by the Philip Ranker, a member of our Board of Directors and were pre-approved prior to such services being rendered. Mr. Ranker determined that the services provided by and fees paid to the principal accountants were compatible with maintaining the independent registered public accounting firm’s independence. All fees presented were approved by the audit committee.
Changes in Certifying Accountant
In connection with the reorganization of McKennon, Wilson & Morgan LLP (the “Former Auditors”), certain of its audit partners resigned and joined a new accounting firm called dbbmckennon. As a result, the Former Auditors resigned as the independent auditors of ImaRx Therapeutics, Inc. effective May 5, 2009. The Former Auditors had been the Company’s auditor since December 19, 2008.
The Audit Committee of the Company’s Board of Directors approved the resignation of the Former Auditors.
The Former Auditors’ audit report on the Company’s financial statements for the year ended December 31, 2008 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the Former Auditors’ report on the Company’s financial statements for the past fiscal year included an explanatory paragraph describing the uncertainty as to the Company’s ability to continue as a going concern.
During the fiscal years ended December 31, 2008 and 2007 and through May 5, 2009, (a) there were no disagreements between the Company and the Former Auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Auditors, would have caused the Former Auditors to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years; and (b) no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K have occurred.
PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this report:
(1) Financial Statements: The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.
(2) The information for financial statement schedules has been omitted since they are not applicable.

(b) Exhibits

				Incorporated by Reference
Exhibit			Filed		Exhibit		Filing
No		Exhibit Title	Herewith	Form	No.	File No.	Date

3.1		Fourth Amended and Restated Certificate of Incorporation of the registrant		S-1	3.1	333-142646	5/4/2007

3.2		Amendment to Certificate of Incorporation of the registrant to effect a six-for-ten reverse stock split		S-1	3.2	333-142646	5/4/2007

3.3		Second Amendment to Certificate of Incorporation of the registrant to effect a one-for-three reverse stock split		S-1	3.3	333-142646	5/4/2007

3.4		Amended and Restated Certificate of Incorporation of the registrant		S-1	3.4	333-142646	5/4/2007

3.5		Bylaws of the registrant, as amended		S-1	3.5	333-142646	5/4/2007

3.6		Amended and Restated Bylaws of the registrant		S-1	3.6	333-142646	5/4/2007

4.1		Specimen certificate evidencing shares of common stock		S-1	4.1	333-142646	5/4/2007

10.1	*	Form of Indemnification Agreement entered into between the registrant and each of its directors and officers		S-1	10.1	333-142646	5/4/2007

10.3	*	2000 Stock Plan and related agreements		S-1	10.3	333-142646	5/4/2007

10.4	*	2007 Performance Incentive Plan and related agreements		S-1	10.4	333-142646	5/4/2007

10.5	*	Bonus Plan		S-1	10.5	333-142646	5/4/2007

10.21		Agreement, dated March 31, 2006, by and among the registrant, John A. Moore and Edson Moore Healthcare Ventures		S-1	10.21	333-142646	5/4/2007

10.22		Subscription Agreement and Investor Questionnaire, dated March 2004, between the registrant and each of the signatory investors, offering price $2.00 per share		S-1	10.22	333-142646	5/4/2007

			Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

10.23	Subscription Agreement and Investor Questionnaire, dated December 2004, between the registrant and each of the signatory investors, offering price $3.00 per share		S-1	10.23	333-142646	5/4/2007

10.24	Subscription Agreement and Investor Questionnaire, dated September and October 2004, between the registrant and each of the signatory investors, offering price $4.00 per share		S-1	10.24	333-142646	5/4/2007

10.25	Agreement for the Purchase and Sale of Stock dated March 17, 2010.		8-K	10.1	333-142646	3/23/2010

10.26	Agreement and Plan of Merger dated March 17, 2010.		8-K	10.2	333-142646	3/23/2010

23.1	Consent of Independent Registered Public Accounting Firm — dbbmckennon	X

23.2	Consent of Independent Registered Public Accounting Firm — McKennon, Wilson & Morgan, LLP	X

24.1	Power of Attorney (included in the signature page hereto)	X

Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
(c) Financial Statements and Schedules — See Item 15(a)(1) and 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMARX THERAPEUTICS, INC.
By:	/s/ Richard Love
Richard Love
Chairman of the Board

April 14, 2010
Date
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard Love with full power of substitution and resubstitution and full power to act as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agent his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Richard Love Richard Love	Director, Chairman of the Board (principal executive officer and principal financial officer)	April 14, 2010

/s/ Richard Otto Richard Otto	Director	April 14, 2010

/s/ Thomas W. Pew Thomas W. Pew	Director	April 14, 2010

/s/ Philip Ranker Philip Ranker	Director	April 14, 2010

/s/ James M. Strickland James M. Strickland	Director	April 14, 2010

IMARX THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
ImaRx Therapeutics, Inc.
We have audited the accompanying balance sheet of ImaRx Therapeutics, Inc., a shell company, as of December 31, 2009, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImaRx Therapeutics, Inc. at December 31, 2009, the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company is a shell company with has recurring losses. Management plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments for the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
/s/ dbbmckennon
Newport Beach, California
April 14, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
ImaRx Therapeutics, Inc.
We have audited the accompanying balance sheet of ImaRx Therapeutics, Inc., a shell company, as of December 31, 2008, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ImaRx Therapeutics, Inc. at December 31, 2008, the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company is a shell company with has recurring losses. Management plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments for the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
/s/ McKennon, Wilson & Morgan LLP
Irvine, California
March 6, 2009

ImaRx Therapeutics, Inc.
(A Shell Company)
Balance Sheets
(in thousands, except share data)

	December 31,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$757	$133
Current assets of discontinued operations	264	100

Total current assets	1,021	233
Long-term assets:
Other assets of discontinued operations	51	—

Total assets	$1,072	$233

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$117	$114
Accrued expenses	73	26
Current liabilities of discontinued operations	389	—

Total current liabilities	579	140
Commitments and contingencies (Notes 8 and 9)
Stockholders’ equity:
Common stock, $.0001 par 100,000,000 shares authorized, 10,165,733 issued and outstanding at December 31, 2008 and 11,665,733 issued and outstanding at December 31, 2009	1	1
Additional paid-in capital	91,808	91,982
Accumulated deficit	(91,316)	(91,890)

Total stockholders’ equity	493	93

Total liabilities and stockholders’ equity	$1,072	$233

See accompanying notes.

ImaRx Therapeutics, Inc.
(A Shell Company)
Statements of Operations
(in thousands, except share data)

	Years Ended December 31,
	2008	2009
Costs and expenses:
General and administrative	$3,133	$972

Operating loss	(3,133)	(972)
Other income:
Interest income	164	2

Net loss from continuing operations	(2,969)	(970)
Gain on sale of technology	—	349
Net income (loss) from discontinued operations	(7,165)	47

Net loss	$(10,134)	$(574)

Net loss from continuing operations per share — Basic and diluted	$(0.29)	$(0.09)

Net income (loss) from discontinued operations per share — Basic and diluted	$(0.71)	$0.04

Net loss per share — Basic and diluted	$(1.00)	$(0.05)

Weighted-average shares outstanding — Basic and diluted	10,116,808	10,709,689

See accompanying notes.

ImaRx Therapeutics, Inc.
(A Shell Company)
Statement of Stockholders’ Equity
(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2008	10,046,683	$1	$91,386	$(81,182)	$10,205
Issuance of restricted stock	119,050	—	75	—	75
Stock — based compensation	—	—	347	—	347
Net loss	—	—	—	(10,134)	(10,134)

Balance at December 31, 2008	10,165,733	$1	$91,808	$(91,316)	$493

Issuance of restricted stock	1,500,000	—	38	—	38
Stock — based compensation	—	—	136	—	136
Net loss	—	—	—	(574)	(574)

Balance at December 31, 2009	11,665,733	$1	$91,982	$(91,890)	$93

See accompanying notes.

ImaRx Therapeutics, Inc.
(A Shell Company)
Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2008	2009
Operating activities
Net loss	$(10,134)	$(574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	563	8
Stock-based compensation	422	173
Gain on extinguishments of debt	(5,602)	—
Asset impairment	9,978	18
Gain on settlement of accounts payable and other accrued liabilities	—	(279)
Gain on sale of assets	—	(367)
Loss on disposal of property and equipment	118	—
Changes in operating assets and liabilities:
Inventory	937	13
Inventory subject to return	2,548	—
Accounts receivable	349	—
Prepaid expenses and other	445	144
Other assets	19	—
Accounts payable	(1,160)	(3)
Accrued expenses and other liabilities	(5,147)	(131)
Deferred revenue	(1,715)	(26)

Net cash used in operating activities	(8,379)	(1,024)
Investing activities
Purchase of property and equipment, net	(11)	—
Proceeds from sale of property and equipment	197	—
Proceeds from asset sale	—	400
Proceeds from sale of urokinase asset	2,000	—

Net cash provided by investing activities	2,186	400
Financing activities
Change in restricted cash	388	—
Payment on note payable	(6,299)	—

Net cash used in financing activities	(5,911)	—

Net decrease in cash and cash equivalents	(12,104)	(624)
Cash and cash equivalents at the beginning of the year	12,861	757

Cash and cash equivalents at the end of the year	$757	$133

Supplemental schedule of cash flow information
Cash paid for interest	$329	$—

See accompanying notes.

ImaRx Therapeutics, Inc.
(A Shell Company)
Notes to Financial Statements
1. The Company and Significant Accounting Policies
The Company
We are currently a shell company engaged in the orderly settlement and payment of the remaining obligations of the Company while at the same time pursuing the closing of a strategic transaction as more particularly described below.
We were a development stage biopharmaceutical company, whose research and development efforts focused on the development of therapies for stroke and other vascular disorders, using our proprietary microsphere technology together with ultrasound. We were previously engaged in the commercialization of one drug approved by the Food and Drug Administration or FDA, urokinase, but sold all rights to that product to Microbix Biosystems, Inc., or Microbix, on September 23, 2008.
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
On September 23, 2008, we divested our urokinase business to Microbix Biosystems Inc. for an upfront payment of $2.0 million, the assumption by Microbix of up to $0.5 million in chargeback and other liabilities for commercial product then in the distribution channel and an additional $2.5 million payment from Microbix contingent upon release by the FDA of three lots of urokinase that are currently subject to a May 2008 FDA Approvable Letter. On June 15, 2009, we entered into the First Amendment to the Asset Purchase Agreement with Microbix which reduced the size of the contingent payment from $2.5 million to $0.2 million contingent upon receipt by Microbix of written authorization from the FDA for the release of the urokinase lots on or before September 1, 2010. As of the date of this report, the FDA has not released the three urokinase lots.
On September 4, 2009, pursuant to the terms of an Asset Purchase Agreement dated June 15, 2009, we sold to WA 32609, Inc., now Cerevast Therapeutics, Inc., substantially all of our remaining assets and intellectual property, including but not limited to our clinical-stage SonoLysis product candidate for $0.5 million cash. The sale was subject to shareholder approval which was obtained at a special meeting of the shareholders held August 31, 2009. Following the closing of the asset sale to WA 32609, the remaining two employees of the Company, including Mr. Zakes, resigned their positions with the Company.
On March 17, 2010, we entered into an Agreement for the Purchase and Sale of Stock with Sycamore Films, Inc. (Sycamore Films), a development stage company, and its shareholders (the “Stock Purchase Agreement”), and an Agreement and Plan of Merger with Sycamore Films, Sweet Spot Productions, Inc. (“Sweet Spot”) and Sweet Spot’s shareholders and principals (the “Merger Agreement”). Pursuant to the Merger Agreement, Sweet Spot will merge with and into Sycamore Films and the shareholders of Sweet Spot will become shareholders of Sycamore Films. Sycamore Films will continue the operation of the Sweet Spot business.
Immediately following the closing of the Merger Agreement, the purchase and sale of stock between ImaRx and Sycamore Films and it shareholders as set forth in the Stock Purchase Agreement will be closed. Under the terms of the Stock Purchase Agreement we will issue approximately 79,376,735 shares of our common stock to the Sycamore Films shareholders including the former shareholders of Sweet Spot. As a result, Sycamore Films will become a wholly-owned subsidiary of ImaRx and the former shareholders of Sycamore Films will hold in the aggregate approximately eighty-six percent (86%) of our outstanding shares of common stock on a fully diluted basis. In connection with the closing of the Stock Purchase Agreement all of the members of our current Board of Directors will resign and a new slate of directors and officers will be appointed for both ImaRx and Sycamore Films. At that time, the primary business of the Company will be a full-service distribution and marketing company specializing in acquisition, distribution and the development of marketing campaigns for feature films.

Each of the parties to the Stock Purchase Agreement and the Merger Agreement have agreed to certain covenants, including covenants regarding the operation of the business prior to closing and covenants prohibiting the us from soliciting or providing information or entering into discussions concerning proposals relating to alternative offers for the assets or ownership interests in us, except in limited circumstances to permit the our board of directors to comply with its fiduciary duties or as otherwise provided in the Stock Purchase Agreement. The Company expects each of the Merger Agreement and the Stock Purchase Agreement to close on or about April 20, 2010. We have no employees and we are carrying out these activities through the use of consultants and other outside service providers. Mr. Love, our Chairman of the Board is now acting as our principal executive officer and principal financial officer.
Basis of Presentation
On September 23, 2008, upon the sale of the urokinase asset to Microbix, we returned to the development stage. We no longer have any commercialized products or licensed technologies that will provide significant revenue in the immediate future. The sale of urokinase assets did not result in discontinued operations reporting as this was not considered a reportable segment. We purchased this inventory as it was complimentary to our SonoLysis program efforts and assisted us in obtaining contacts that would be beneficial to our developmental products. At the time we purchased the urokinase inventory from Abbott Laboratories there were no FDA approved manufacturing facilities that could manufacture additional supplies of urokinase for commercialization. We purchase urokinase with the intention of selling the purchased inventory for cash. Due to the amount of time and resources that it would require to build new manufacturing facilities and obtain FDA approval of the facility, it was not our intention to reproduce additional commercial supplies of inventory once the existing supplies had been sold. We reflected these former activities as discontinued operations.
On September 4, 2009, pursuant to the terms of an Asset Purchase Agreement dated June 15, 2009, we sold to WA 32609, Inc., now Cerevast Therapeutics, Inc., substantially all of our remaining assets and intellectual property, including but not limited to our clinical-stage SonoLysis product candidate for $0.5 million cash. The sale was subject to shareholder approval which was obtained at a special meeting of the shareholders held August 31, 2009. Following the closing of the asset sale to WA 32609, the remaining two employees of the Company, including Mr. Zakes, resigned their positions with the Company. We reflected these former activities as discontinued operations.
We are a shell company with no business activities. Our ability to continue as a going concern depends on our ability to close the transaction with Sycamore Films, Inc. We have had recurring losses. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements include adjustments to reduce the value of certain assets to fair value, but do not include any other adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot acquire additional financing or execute the strategic alternatives being considered.
Estimates and Assumptions
Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of stock-based compensation forfeiture rates; assumptions such as the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; and, estimating the fair value of financial instruments. Actual results and outcomes may differ from management’s estimates and assumptions.
Cash Equivalents and Restricted Cash
We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value. Our cash equivalents have been comprised mainly of marketable bank obligations and commercial paper.
Accounts Receivable
In the year ended December 31, 2008 accounts receivable consisted of amounts due from wholesale distributors for the purchase of urokinase product and are recorded net of allowances for sales discounts and prompt payment discounts. There was no bad debt allowance because the majority of product revenue came from sales to a limited number of established wholesale distributors, but was evaluated periodically based on credit worthiness of customers. As discussed in Note 3 activities related to these receivables have been discontinued.

Inventory Subject to Return
Inventory subject to return was comprised of finished goods, stated at the lower of cost or market value, and represented the amount of inventory that had been sold to wholesale distributors. When product was sold by the wholesale distributor to a hospital or other health care provider, a reduction in this account occured and cost of sales was recorded.
On September 23, 2008, we divested the urokinase assets and sold all of the remaining urokinase inventory to Microbix. There was minimal inventory remaining within the distribution channel after the sale to Microbix. The Company had approximately $12,000 of product in the distribution chain as of December 31, 2008, which was eliminated in fiscal 2009, when right of return passed and it was determined that the Company would no longer be liable for future returns. The amount is included in Current assets of discontinued operations in the accompanying balance sheet. See note 9.
Costs related to shipping and handling were charged to general and administrative expense as incurred.
Property and Equipment
All property and equipment are recorded at cost and depreciated over their estimated useful lives, ranging from three to seven years, using the straight-line method.
Fair Value of Financial Instruments
On January 1, 2009, we adopted FASB guidance for fair value measurements and disclosures. We did not record an adjustment to retained earnings as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a material effect on our results of operations.
Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:
Level 1. Observable inputs such as quoted prices in active markets;
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Other Long-Lived Assets
We account for long-lived assets in accordance with the FASB guidance for accounting for the impairment or disposal of long-lived assets. This guidance addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected future net cash flows generated by the asset. If it is determined that the asset may not be recoverable and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference. This guidance requires companies to separately report discontinued operations, including components of an entity that either have been disposed of (by sale, abandonment or in a distribution to owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
At June 30, 2008, we evaluated our intangible assets for impairment due to the receipt of the Approvable Letter from the FDA and determined that all of the intangible assets were impaired. As such, these intangibles were written off by recording a $1.3 million impairment. We also initiated a plan to sell a portion of our laboratory equipment, which we valued at fair value based on comparable market prices and management estimates, and recorded a $0.5 million impairment. The impairment charge is included in loss from discontinued operations on the accompanying financial statements. The assets were classified as held for sale. We completed the sale of $152,000 of assets held for sale for cash of $115,000 and the termination of a lease agreement, which resulted in a reduction of future lease payments of $16,000. We recorded an additional loss on the sale of equipment in this transaction in the amount of $21,000.

Revenue Recognition
Revenue from product sales was recognized pursuant to guidance for revenue recognition in financial statements. Accordingly, revenue was recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectability is reasonably assured. We apply FASB guidance for revenue recognition when the right of return exists, which amongst other criteria, requires that future returns be reasonably estimated in order to recognize revenue. Due to the uncertainty of returns from wholesale distributors, we accounted for product shipments to wholesale distributors using a deferred revenue recognition model. Under this model, we did not recognize revenue upon product shipment to wholesale distributors; therefore, recognition of revenue is deferred until the product is sold by the wholesale distributor to the end user. Our returns policy allowed end users to return product within 12 months after expiration. When the product was sold to Microbix on September 23, 2008, they assumed all liabilities up to $0.5 million. We believe that we have settled all liabilities; however, we cannot be certain whether or not future liabilities will arise.
Provisions for product returns and exchanges, sales discounts, chargebacks, managed care and Medicaid rebates and other adjustments were established as a reduction of product sales revenues at the time such revenues are recognized. These deductions from gross revenue were established by management as its best estimate at the time of sale adjusted to reflect known changes in the factors that impact such reserves.
As discussed in Note 3 activities related to revenue related activity have been discontinued.
Stock-Based Compensation
We maintain performance incentive plans under which incentive and non-qualified stock options are granted primarily to employees and non-employee directors. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use guideline companies and, to a limited extent, experiences of the Company since becoming publicly traded, to determine volatility. The expected life of the stock options is based on historical data and future expectations. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. The amount of stock-based compensation expense will be reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what has previously been recorded. To the extent that we grant additional equity securities to employees, the stock-based compensation expense will be increased by the additional compensation resulting from those additional grants.
The weighted-average expected option term for the years ending December 31, 2008 and 2009 reflects the application of the simplified method set out in accounting guidance for stock-based compensation. The simplified method defines the life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches.
Income Taxes
We account for income taxes under the liability method pursuant to FASB guidance for accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when we determine that it is more likely than not that some portion or all of a deferred tax asset will not be realized.
We adopted the FASB guidance for accounting for uncertainty in income taxes, effective January 1, 2007. This guidance contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance FASB guidance for accounting for income taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Net Loss Attributable to Common Stockholders per Share
Basic and diluted net loss attributable to common stockholders per share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented. The effects of potentially dilutive securities are antidilutive in the loss periods. At December 31, 2009, there were no options and warrants outstanding that would have had a dilutive effect should we have had net income during the year. For the year ended December 31, 2009, we had 340,685 options and 873,913 warrants outstanding, for which all of the exercise prices were in excess of the average closing price of our common stock during the corresponding year and thus no shares are considered as dilutive under the treasury-stock method of accounting. For the year ended December 31, 2008 the Company had 732,079 options and 1,023,913 warrants, to purchase shares of common stock that were excluded from the calculation of diluted net loss per share as their effects would have been anti-dilutive due to the loss.
Recently Issued Accounting Pronouncements
In October 2009, FASB issued guidance for fair value measurements and improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The objective of the guidance is to improve these disclosures and improve transparency in financial reporting. The guidance now requires a reporting entity to (1) separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (2) present separately information about purchases, sales, issuances and settlements in the reconciliation of fair value measurements. In addition, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for purposes of reporting fair value measurement and the entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll-forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We are currently evaluating the impact of this standard on our financial statements.
In October 2009, the FASB issued guidance for multiple-deliverable revenue arrangements. This guidance requires an entity to use an estimated selling price when vendor-specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple-element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. This guidance also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. We are currently evaluating the impact of adopting this new provision.
2. Restructuring
Our board of directors authorized a restructuring that was implemented on June 11, 2008, that included a workforce reduction in which the employment of all of our employees other than Bradford Zakes, our president and chief executive officer, and one additional employee were terminated. The costs associated with these actions for the year ended December 31, 2008 was $0.8 million, of which $0.5 million represented severance payments for the affected employees, all of which were paid prior to June 30, 2008. We also incurred a $0.5 million asset impairment for long-lived assets. All expenses incurred due to the restructuring, have been included in the statement of operations under discontinued operations. Certain of the Company’s former key employees entered into consulting agreements with us in order to conduct corporate activities.
The following table presents the activity and balances of the restructuring (in thousands):

	Employee
	Separations	Facility Closing	Total
Liability, July 1, 2008	$40	$242	$282
Cash payments	(40)	—	(40)
Amortization	—	(72)	(72)
Adjustments to expense	—	(16)	(16)

Liability, December 31, 2008	$—	$154	$154

Cash payments	—	(75)	(75)
Adjustments to expense	—	(79)	(79)

Liability, December 31, 2008	$—	$—	$—

3. Discontinued Operations
In June 2008, our board of directors authorized a restructuring that included a workforce reduction that included all employees except Bradford Zakes, the then president and chief executive officer and one additional employee. We then began to find strategic alternatives for our assets.
On September 23, 2008, we divested our urokinase business to Microbix. Under the terms of the agreement, Microbix purchased all remaining urokinase inventory and related assets and assumed full responsibility for ongoing commercial and regulatory activities associated with the product for an upfront payment of $2.0 million in cash and the assumption of up to $0.5 million of chargeback liabilities for commercial product in the distribution channel. If the assumed chargeback liabilities paid by Microbix are less than the $0.5 million assumed, Microbix will issue payment to us for the difference. Microbix also agreed to make an additional payment of $2.5 million upon release by the FDA of the three lots of urokinase that are currently subject to a May 2008 Approvable Letter. Microbix is presently working with the FDA to secure the release of the three lots of urokinase. On June 15, 2009, we entered into the First Amendment with Microbix. The Amendment provides that Microbix shall not be obligated to pay the $2.5 million bonus due under the Original Agreement on release by the FDA of certain lots of urokinase to us. Instead, Microbix shall pay to us a sum of $0.2 million within 90 calendar days of the date of receipt by Microbix of written authorization from the FDA for the release of the urokinase lots should such authorization be received on or before September 1, 2010. Microbix was unsuccessful in obtaining release of certain lots of urokinase by the FDA. The sale resulted in a loss of $10.0 million recorded in our statement of operations for the year ended December 31, 2008.
On September 4, 2009, pursuant to the terms of an Asset Purchase Agreement dated June 15, 2009, we sold to WA 32609, Inc. substantially all of our remaining assets, including but not limited to our clinical-stage SonoLysis product candidate for $0.5 million. At the closing, WA 32609 paid to us $0.4 million of the total purchase price. The remaining $0.1 million was deposited into an escrow account to satisfy certain potential claims by WA 32609 that may arise post-closing. The $0.1 million escrow balance was released on February 18, 2010. The sale was subject to shareholder approval which was obtained at a special meeting of the shareholders held August 31, 2009. Following the closing of the asset sale to WA 32609, the remaining two employees of the Company, including Mr. Zakes, resigned their positions with the Company. The sale resulted in a gain of $0.3 million recorded in our statement of operations for the year ended December 31, 2009.
In connection with the June 11, 2008 restructuring, we discontinued substantially all research and development activity. As such, we initiated a process to sell certain items of laboratory equipment that will not be required for a future strategic transaction associated with our SonoLysis program. We determined that the plan of sale criteria in FASB guidance for the impairment or disposal of long-lived assets, had been met. Accordingly, the carrying value of the laboratory equipment was adjusted to its fair value less costs to sell, amounting to $0.3 million, which was determined based on quoted market prices of similar assets.
On June 15, 2009, we signed an Asset Purchase Agreement with WA 32069, Inc. to sell substantially all of the assets related to our therapy programs for the treatment of ischemic stroke as well as other vascular disorders associated with blood clots, including but not limited to our clinical-stage SonoLysis product candidate, which involves the administration of our proprietary MRX-801 microspheres. This includes all laboratory equipment and IT related equipment. We determined that the plan of sale criteria in FASB guidance for the impairment or disposal of long-lived assets had been met. Accordingly, the carrying value of the IT related equipment was adjusted to its fair value less costs to sell and resulted in an impairment charge of $18,000 in the period ended June 30, 2009.
For the year ended December 31, 2008, our urokinase and research and development programs had revenues of $6.7 million and a net loss of $7.2 million. For the year ended December 31, 2009, these operations had revenues of $26,000 and a net income of $0.4 million, which was primarily a result of a gain on sale of assets.

The components of current and non-current assets and liabilities for the urokinase and research and development programs are included in the accompanying balance sheet as discontinued operations as of December 31, 2008 and 2009 (in thousands):

	2008	2009
Accounts receivable	$—	$100
Inventory subject to return	12	—
Assets held for sale	108	—
Prepaid expenses and other	144	—

Current assets of discontinued operations	264	100
Property and equipment	51	—

Non-current assets of discontinued operations	51	—

Accrued expenses	9	—
Deferred revenue	226	—
Other	154	—

Current liabilities of discontinued operations	$389	$—

4. Income Taxes
The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2008	2009
Current:
Federal	$—	$—
State	—	—

Total current provision	—	—
Deferred:
Federal	(3,382)	(225)
State	(243)	58
Valuation allowance	3,625	167

Total deferred provision	—	—

Total tax provision	$—	$—

A reconciliation of the U.S. federal statutory income tax rate to the effective rate follows.

	Years Ended December 31,
	2008	2009
Tax benefit at statutory rate	$(3,413)	$(195)
State taxes (net of federal benefit)	(243)	58
Net benefit from research and development credits	(86)	—
Stock compensation	23	1
Other, net	94	(31)
Valuation allowance	3,625	167

Tax benefit at statutory rate	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred tax assets and liabilities are attributed to the following temporary differences:

	December 31,
	2008	2009
	(in thousands)
Current deferred tax assets:
Reserves and accrued liabilities	$13	$—
Other	3	3

	16	3
Noncurrent deferred tax assets:
Property and equipment	(8)	—
Deferred revenue	84	—
Intangibles	1,854	—
Stock compensation	552	655
Research and development credits	2,197	2,197
Net operating loss carryforward	20,006	22,012

	24,685	24,864

Total deferred tax assets	24,701	24,867
Valuation allowance	(24,701)	(24,867)

Net deferred tax assets	$—	$—

At December 31, 2009, we had net operating loss carryforwards of $59.0 million for federal tax purposes that begin to expire in the year 2020. For state income tax purposes, we had net operating loss carryforwards at December 31, 2009 of $42.0 million that expire within five years of being incurred and will begin to expire for state purposes in 2010. Additionally, we have research and development credit carryforwards of $1.4 million for federal purposes and $0.8 million for state purposes that begin to expire in 2020 and 2015 for federal and state purposes, respectively. Finally, we generated a capital loss carryforward of $13.6 million in 2007, which will expire in 2012 for which no tax benefit was recorded.
For financial reporting purposes, a valuation allowance of $24.7 million and $24.9 million has been established at December 31, 2008 and 2009, respectively, to offset deferred tax assets relative to the net operating loss carryforwards and other deferred tax assets. The gross deferred tax assets resulted from accumulated net operating loss carryforwards since inception.
We adopted the Financial FASB guidance for accounting for uncertainty in income taxes, effective January 1, 2007. This guidance contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB guidance for income taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We responded to an Internal Revenue Service inquiry regarding our calendar year 2005 payroll tax reporting. The IRS did not allow our initial response and did not initially abate the penalty that was assessed of $70,000. In the second quarter ended June 30, 2009, we appealed this position with the IRS. At this time, we are awaiting a response to our appeal. At this time, we estimate that it is probable that the IRS will accept the appeal and abate the penalty.
Our net operating losses and research and development credits may be subject to significant limitations under Internal Revenue Code Sections 382 and 383 which could render them to little or no benefit for future years.
5. Related Party Transactions
We leased an office facility from a partnership whose beneficial owners include a former member of the Board of Directors of the Company. Rent expense related to this lease, which was terminated on August 1, 2008, amounted to $57,000 in 2008 which is included in discontinued operations in the accompany statement of operations.
6. Equity Transactions
Proposed Reverse Stock Split
At the special meeting of stockholders held on August 31, 2009, our stockholders approved an amendment to our fifth amended and restated certificate of incorporation for a reverse stock split of the issued and outstanding shares of our common stock. It is anticipated that the reverse stock split ratio will be one share for every ten shares of our common stock outstanding. Upon the effectiveness of the amendment to the fifth amended and restated certificate of incorporation effecting the reverse stock split, or the split effective time, the issued and outstanding shares of our common stock immediately prior to the split effective time will be reclassified into a smaller number of shares such that a current stockholder will own one new share of our common stock for each ten shares of issued common stock held by that stockholder immediately prior to the split effective time.
Restricted Stock Awards
On May 30, 2008, non-employee directors were issued a total of 119,050 shares of restricted stock at a grant date fair value of $0.63 per share for services rendered on the Company’s board of directors. The expense was recorded in the statement of operations under general and administrative expense.

On September 18, 2009, non-employee directors were issued a total of 1,500,000 shares of restricted stock at a grant date fair value of $0.02 per share for services rendered on the Company’s board of directors. The expense was recorded in the statement of operations under general and administrative expense.
Warrants to Purchase Common Stock
The following table summarizes the warrants that were outstanding as of December 31, 2009:

		Weighted-Average
	Warrants	Remaining Life	Warrants
Exercise Price	Outstanding	in Years	Exercisable
$5.75	671,589	2.58	671,589
10.00 – 13.75	41,050	0.86	41,050
15.00 – 16.50	50,664	0.15	50,664
20.00 – 21.25	109,996	3.41	109,996
35.00	614	1.18	614

	873,913	2.46	873,913

A summary of activity of warrants is as follows:

		Weighted-Average
	Warrants	Exercise Price
Balance at January 1, 2008	1,023,913	$9.21
Granted	—	—
Exercised	—	—
Canceled	—	—

Balance at December 31, 2008	1,023,913	$9.21
Granted	—	—
Exercised	—	—
Canceled	(150,000)	13.33

Balance at December 31, 2009	873,913	$8.50

7. Stock Options
We have two equity incentive plans; the 2000 Stock Plan (“2000 Plan”) and the 2007 Performance Incentive Plan (“2007 Plan”). The 2000 Stock Plan was terminated immediately following the closing of the initial public offering on July 31, 2007. No additional grants will be issued from the 2000 Stock Plan; however, there are grants currently outstanding under this plan. The 2007 Plan became effective July 25, 2007, the effective date of the Company’s initial public offering. There were a total of 850,000 shares available for grant under the 2007 Plan upon its effective date. Any shares forfeited under the 2000 Plan would be added to the shares available for grant under the 2007 Plan. As of December 31, 2009, a cumulative total of 1,276,994 shares of common stock were authorized for issuance. As of December 31, 2009, there is no remaining compensation cost related to non-vested options. For the year ended December 31, 2009, total stock based compensation related to options was approximately $0.1 million.
We account for stock-based compensation expense according to the accounting guidance for stock-based compensation.
The following assumptions were used to determine actual stock-based compensation expense:

December 31, 2008
Expected dividend yield	0.00%
Expected stock price volatility	84.42 – 85.01%
Risk free interest rate	3.46 – 3.67%
Expected life of option	7 years

A summary of activity under our stock option plans is as follows:

		Exercise Price	Weighted-Average
	Options	Per Share	Exercise Price
Balance at January 1, 2008	1,534,269	$2.50-30.00	$6.81
Granted	21,665	0.63-1.54	0.84
Exercised	—	—	—
Canceled	(823,855)	1.54-30.00	6.53

Balance at December 31, 2008	732,079	$0.63-27.50	$6.93
Granted	—	—	—
Exercised	—	—	—
Canceled	(391,394)	2.10-27.50	6.40

Balance at December 31, 2009	340,685	$0.63-25.00	$7.05

There was no aggregate intrinsic value on the options outstanding at December 31, 2009 since the exercise price of all outstanding options was greater than the closing stock price on December 31, 2009.
The following table summarizes information relating to currently outstanding and vested options at December 31, 2009:

	Options Outstanding		Options Exercisable
		Weighted-Average
	Options	Remaining Life	Options	Options	Weighted-Average
Range of Exercise Prices	Outstanding	(Years)	Vested	Exercisable	Exercise Price
$0.63-2.10	188,018	2.04	188,018	188,018	$1.97
2.11-5.00	47,917	0.72	47,917	47,917	4.67
5.01-25.00	104,750	3.11	104,750	104,750	17.24

Total	340,685	2.18	340,685	340,685	$7.05

On May 31, 2008, in connection with a termination of employment, stock options granted to an executive officer were modified to accelerate the vesting for certain non-vested options by 12 months from the date of termination and the option exercise period was extended for 12 months. Options to purchase 118,000 shares of common stock were subject to this acceleration, which resulted in 29,500 shares vesting and a reduction in compensation expense of $3,000 in the year ending December 31, 2008 using the assumptions on the date of modification per FASB guidance for share-based payment.
On June 11, 2008, in connection with termination of employment, the stock options granted to two executive officers were modified to accelerate the vesting for certain non-vested options by 12 months from the date of termination and the option exercise period was extended for 12 months. Options to purchase 399,666 shares of common stock were subject to this acceleration, which resulted in 132,082 shares vesting and a reduction in compensation expense of $0.1 million in the year ending December 31, 2008 using the assumptions on the date of modification
On September 18, 2009, in connection with termination of employment, the stock options granted to an executive officer was modified to accelerate the vesting for certain non-vested options by 12 months from the date of termination and the option exercise period was extended for 12 months. Options to purchase 164,560 shares of common stock were subject to this acceleration, which resulted in 75,249 shares vesting and an increase in compensation expense of $1,250 in the year ended December 31, 2009.
8. Benefit Plan
We have a 401(k) profit sharing benefit plan (401(k) Plan) covering substantially all employees who are at least 21 years of age and provide a certain number of hours of service. Under the terms of the 401(k) Plan, employees may make voluntary contributions, subject to Internal Revenue Code limitations. We match 25% of the employee’s contributions up to a total of 15% of the employee’s gross salary. In August 2008, we elected to discontinue the company match portion of the 401(k) Plan. Our contributions to the 401(k) Plan vest equally over five years. Our contributions to the 401(k) Plan were $43,947, for the year ended December 31, 2008. No contributions were made in the year ended December 31, 2009.

9. Commitments and Contingencies
Lease Commitments
Total rent expense was $0.4 million and $36,500 in the years ended December 31, 2008 and 2009, respectively.
On January 8, 2009, we entered into a Lease Surrender and Termination Agreement with Cambric Partners pursuant to which we agreed to terminate our lease dated December 10, 2007, as amended on January 25, 2008, for the premises located at 1730 E. River Road, Suite 200, Tucson, Arizona.
There are no future minimum lease commitments.
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
10. Subsequent Events
As disclosed in Note 1, on March 17, 2010, we entered into the Stock Purchase Agreement and the Merger Agreement. Pursuant to the Merger Agreement, Sweet Spot will merge with and into Sycamore Films and the shareholders of Sweet Spot will become shareholders of Sycamore Films. Sycamore Films will continue the operation of the Sweet Spot business.
Immediately following the closing of the Merger Agreement, the purchase and sale of stock between ImaRx and Sycamore Films and it shareholders as set forth in the Stock Purchase Agreement will be closed. Under the terms of the Stock Purchase Agreement, we will issue approximately 79,376,735 shares of our common stock to the Sycamore Films shareholders including the former shareholders of Sweet Spot. As a result, Sycamore Films will become a wholly-owned subsidiary of ImaRx and the former shareholders of Sycamore Films will hold in the aggregate approximately eighty-six percent (86%) of our outstanding shares of common stock on a fully diluted basis. In connection with the closing, our current Board of Directors will resign and a new slate of directors and officers will be appointed for both ImaRx and Sycamore Films and they will operate the business a full-service distribution and marketing company specializing in acquisition, distribution and the development of marketing campaigns for feature films.
We expect to close in the second quarter of 2010. However, the is no assurance that such will be consummated by the parties.

EXHIBIT INDEX

				Incorporated by Reference
Exhibit			Filed		Exhibit
No		Exhibit Title	Herewith	Form	No.	File No.	Filing Date

3.1		Fourth Amended and Restated Certificate of Incorporation of the registrant		S-1	3.1	333-142646	5/4/2007

3.2		Amendment to Certificate of Incorporation of the registrant to effect a six-for-ten reverse stock split		S-1	3.2	333-142646	5/4/2007

3.3		Second Amendment to Certificate of Incorporation of the registrant to effect a one-for-three reverse stock split		S-1	3.3	333-142646	5/4/2007

3.4		Amended and Restated Certificate of Incorporation of the registrant		S-1	3.4	333-142646	5/4/2007

3.5		Bylaws of the registrant, as amended		S-1	3.5	333-142646	5/4/2007

3.6		Amended and Restated Bylaws of the registrant		S-1	3.6	333-142646	5/4/2007

4.1		Specimen certificate evidencing shares of common stock		S-1	4.1	333-142646	5/4/2007

10.1	*	Form of Indemnification Agreement entered into between the registrant and each of its directors and officers		S-1	10.1	333-142646	5/4/2007

10.3	*	2000 Stock Plan and related agreements		S-1	10.3	333-142646	5/4/2007

10.4	*	2007 Performance Incentive Plan and related agreements		S-1	10.4	333-142646	5/4/2007

10.5	*	Bonus Plan		S-1	10.5	333-142646	5/4/2007

10.21		Agreement, dated March 31, 2006, by and among the registrant, John A. Moore and Edson Moore Healthcare Ventures		S-1	10.21	333-142646	5/4/2007

10.22		Subscription Agreement and Investor Questionnaire, dated March 2004, between the registrant and each of the signatory investors, offering price $2.00 per share		S-1	10.22	333-142646	5/4/2007

			Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

10.23	Subscription Agreement and Investor Questionnaire, dated December 2004, between the registrant and each of the signatory investors, offering price $3.00 per share		S-1	10.23	333-142646	5/4/2007

10.24	Subscription Agreement and Investor Questionnaire, dated September and October 2004, between the registrant and each of the signatory investors, offering price $4.00 per share		S-1	10.24	333-142646	5/4/2007

10.25	Agreement for the Purchase and Sale of Stock dated March 17, 2010.		8-K	10.1	333-142646	3/23/2010

10.26	Agreement and Plan of Merger dated March 17, 2010.		8-K	10.2	333-142646	3/23/2010

23.1	Consent of Independent Registered Public Accounting Firm — dbbmckennon	X

23.2	Consent of Independent Registered Public Accounting Firm — McKennon, Wilson & Morgan, LLP	X

24.1	Power of Attorney (included in the signature page hereto)	X

Incorporated by Reference
Exhibit		Filed		Exhibit
No	Exhibit Title	Herewith	Form	No.	File No.	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X