Form 10-Q
period 2010-03-31
IMARX THERAPEUTICS INC
filed 2010-05-24
CIK 1123695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission File Number 001-33043
________________

ImaRx Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)
________________

Delaware	86-0974730
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Lexington Avenue, Suite 120 , Hollywood, CA	90038
(Address of Principal Executive Offices)	(Zip Code)

(323) 790-1717
(Registrant’s Telephone Number, Including Area Code)
________________

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

Large accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO ☑

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at May 24, 2010
Common Stock $0.0001 par value	91,042,468

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

ImaRx Therapeutics, Inc.
Balance Sheets
(in thousands, except per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$184	$133
Current assets of discontinued operations	—	100
Total current assets	184	233
Total assets	$184	$233
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75	$114
Accrued expenses	59	26
Total current liabilities	134	140
Stockholders’ equity:
Common stock, $0.0001 par:
100,000,000 shares authorized, 11,665,733 shares issued and outstanding at March 31, 2010 (unaudited) and 11,665,733 shares issued and outstanding at December 31, 2009	1	1
Additional paid-in capital	91,982	91,982
Accumulated deficit	(91,933)	(91,890)
Total stockholders’ equity	50	93
Total liabilities and stockholders’ equity	$184	$233

See accompanying notes.

ImaRx Therapeutics, Inc.
 Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Costs and expenses:
General and administrative	$58	$336
Costs and expenses	58	336
Operating loss	(58)	(336)
Interest and other income, net	15	14
Gain on settlement of accounts payable and accrued liabilities	-	79
Loss from continuing operations before income taxes	(43)	(243)
Income taxes	-	-
Net loss from continuing operations	(43)	(243)
Loss from discontinued operations, net of income taxes	-	(26)
Net loss	$(43)	$(269)

Net loss per share:
Continuing operations - basic and diluted	$(0.00)	$(0.02)
Discontinued operations - basic and diluted		$(0.00)

Shares used in computing net loss per share - basic and diluted	11,665,733	10,165,733

See accompanying notes.

ImaRx Therapeutics, Inc.
Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Operating activities
Net loss	$(43)	$(269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	5
Stock-based compensation	—	43
Gain on settlement of accounts payable and other accrued liabilities	—	(79)
Changes in operating assets and liabilities:
Inventory subject to return	—	12
Prepaid expenses and other	100	61
Accounts payable	(38)	8
Accrued expenses and other liabilities	32	(88)
Deferred revenue	—	(26)
Net cash used in operating activities	51	(333)
Net decrease in cash and cash equivalents	51	(333)
Cash and cash equivalents at the beginning of the period	133	757
Cash and cash equivalents at the end of the period	$184	$424

See accompanying notes.

ImaRx Therapeutics, Inc.
Notes to Financial Statements
March 31, 2010
(Unaudited)

1.   The Company and Significant Accounting Policies

The Company

We were initially organized as an Arizona limited liability company in October 1999, subsequently converted to an Arizona corporation in January 2000 and then reincorporated as a Delaware corporation in June 2000. As of the end of the First Quarter 2010 we were a shell company engaged in the orderly settlement and payment of the remaining obligations of the Company while at the same time pursuing the closing of a strategic transaction with Sycamore Films, Inc.  The strategic transaction with Sycamore Films, Inc. (“Sycamore” or “Sycamore Films”) closed on May 14, 2010 and we are no longer a shell company.  A more complete description of the transaction with Sycamore Films is contained below in Note 5.

Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2009. The financial information is unaudited, but reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2009 and our Form 8-K filed with the U.S. Securities and Exchange Commission on May 21, 2010.

On September 4, 2009, pursuant to the terms of an Asset Purchase Agreement dated June 15, 2009, we sold to WA 32609, Inc. substantially all of our remaining assets, including but not limited to our clinical-stage SonoLysis product candidate for $500,000 . At the closing, WA32609 paid to us $400,000  of the total purchase price. The remaining $100,000 was deposited into an escrow account to satisfy certain potential claims by WA32609 that may arise post-closing. Following expiration of an approximately five (5) month holdback period and with no post-closing claims, the remaining proceeds were released from escrow and distributed to us during the three-months ended March 31, 2010.  The sale was subject to shareholder approval which was obtained at a special meeting of the shareholders held August 31, 2009. Such amounts related to these operations were reported as discontinued.

As of the end of the first quarter 2010, we were a shell company with no business activities prior to the closing of a strategic transaction as more particularly described in Note 5 below. We have had recurring losses since inception and negative cash flows from operations. These conditions, among others, have raised substantial doubt about our ability to continue as a going concern.  The financial statements include adjustments to reduce the value of certain assets to fair value, but do not include any other adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot acquire additional financing after the strategic transaction described in Note 5.

Derivative Financial Instruments

Derivative financial instruments, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“FAS 133”), codified into ASC 815, consist of financial instruments or other contracts that contain a notional amount and one or more underlying features (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company recently issued convertible promissory notes to the former shareholders of Sweet Spot with features that initially appear to be either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The Company is currently determining the impact of the promissory note issuances totaling $400,000 in connection with the acquisition of Sycamore and will adopt the appropriate accounting policy upon final determination. If ultimately determined that an embedded conversion feature is present the Company will also determine the appropriate valuation technique (and combinations thereof) that are considered to be consistent with objectively measuring fair values. In selecting the appropriate technique, consideration will be given to, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results will reflect the volatility in these estimate and assumption changes.

Discontinued Operations

On June 15, 2009, we signed an Asset Purchase Agreement with WA 32069, Inc. to sell substantially all of the assets related to our therapy programs for the treatment of ischemic stroke as well as other vascular disorders associated with blood clots, including but not limited to our clinical-stage SonoLysis product candidate, which involves the administration of our proprietary MRX-801 microspheres. This includes all laboratory equipment and IT related equipment. We determined that the plan of sale criteria in FASB guidance for the impairment or disposal of long-lived assets had been met. The following represents the results of discontinued operations for the three months ended March 31, 2009 for our SonoLysis operations:

Revenues	$26
Net loss	$(26)

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which has been codified into Accounting Standards Codification 855. The guidance includes new terminology for considering subsequent events and has required disclosure on the date through which an entity has evaluated subsequent events. The standard is effective for interim or annual periods ending after June 15, 2009. The adoption did not have a significant impact on ImaRx's results of operations, cash flows, or financial position.

In January 2010, the FASB amended authoritative guidance for improving disclosures about fair-value measurements. The updated guidance requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance became effective for interim and annual reporting periods beginning on or after December 15, 2009, with an exception for the disclosures of purchases, sales, issuances and settlements on the roll-forward of activity in Level 3 fair-value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on the financial statements.

2.   Stockholders’ Equity

Reverse Stock Split

At the special meeting of stockholders held on August 31, 2009, our stockholders approved an amendment to our fifth amended and restated certificate of incorporation effecting a reverse stock split of the issued and outstanding shares of our common stock. It was anticipated that when and if effectuated, the reverse stock split ratio would be one share for every ten shares of our common stock outstanding.  Following the completion of the Sycamore Films transaction the company now anticipates a reverse stock split of one share for every two shares of our common stock outstanding.

Stock Options

We have issued options to acquire shares of our common stock under two equity incentive plans; the 2000 Stock Plan (“2000 Plan”) and the 2007 Performance Incentive Plan (“2007 Plan”). The 2000 Plan was terminated immediately following the closing of the initial public offering on July 31, 2007. The 2007 Plan was terminated on May 14, 2010, at the closing of the Sycamore Films Transaction described below.  No additional grants will be issued from the 2000 Plan and the 2007 Plan; however, there are grants of 340,685 currently outstanding under each of the plans. As of March 31, 2010, there is no compensation cost related to non-vested options not yet recognized as we no longer have any employees and all other options are fully vested.
Stock option expense for the quarters ending March 31, 2010 and 2009 were zero and $43,000, respectively

3. Net Loss per Share

Basic and diluted net loss attributable to common stockholders per share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share for all periods presented. The effects of potentially dilutive securities are antidilutive in the loss periods. At March 31, 2010, there were no options and warrants outstanding that would have had a dilutive effect should the Company have had net income during the periods reported.

4.   Commitments and Contingencies

We do not currently have a returns reserve recorded in our financial statements for any potential product returns for expired product. There is a large amount of inventory that was sold to the wholesale distributors with expiry dates of November 2008, December 2008, and September 2009. When the product was sold to Microbix Biosystems Inc. on September 23, 2008, they assumed all liabilities up to $500,000. We believe that we have settled all liabilities; however, we cannot be certain whether or not future liabilities will arise.

We responded to an Internal Revenue Service (IRS) inquiry regarding our calendar year 2005 payroll tax reporting. The IRS did not allow our initial response and did not initially abate the penalty that was assessed of $70,000.  In the second quarter ended June 30, 2009, we appealed this position with the IRS. At this time, we are awaiting a response to our appeal, and estimate that it is probable that the IRS will accept the appeal and abate the penalty.  No amounts have been accrued in the accompanying financial statements as we believe potential liability, if any, is not probable.

5.   Subsequent Events

On March 17, 2010, ImaRx Therapeutics, Inc. (“ImaRx”) entered into an Agreement for the Purchase and Sale of Stock with Sycamore Films, Inc. and its shareholders (the “Stock Purchase Agreement”) and an Agreement and Plan of Merger with Sycamore Films, Sweet Spot, and Sweet Spot’s shareholders and principals (the “Merger Agreement”). The transaction closed on May 14, 2010. Pursuant to the Merger Agreement, Sweet Spot merged with and into Sycamore Films and the shareholders of Sweet Spot became shareholders of Sycamore Films. Sycamore Films will continue the operation of the Sweet Spot business. Immediately following the closing of the Merger Agreement, the purchase and sale of stock between ImaRx and Sycamore Films and it shareholders as set forth in the Stock Purchase Agreement was closed. Under the terms of the Stock Purchase Agreement, ImaRx issued approximately 79,376,735 shares of its common stock to the Sycamore shareholders including the former shareholders of Sweet Spot. As a result, Sycamore Films became a wholly-owned subsidiary of ImaRx and the former shareholders of Sycamore hold, in the aggregate, approximately eighty-six percent (86%) of ImaRx’s outstanding shares of commons stock on a fully diluted basis. Former Sweet Spot shareholders ownership interest, on a fully-diluted basis, in ImaRx is approximately five percent (5%). In connection with the closing of the Stock Purchase Agreement, all of the members of the current Board of Directors of ImaRx resigned and a new slate of Directors and officers were appointed for both ImaRx and Sycamore. The primary business of ImaRx will be a full-service distribution and marketing company specializing in acquisition, distribution, and the development of marketing campaigns for feature films.

Beginning on November 14, 2010, and continuing for a two year period immediately thereafter, the “Put Period”, the former shareholders of Sweet Spot, have the right to require that, during any 90-day period following the first day of the Put Period, the Company purchase from each of them up to 25% of their shares of the total 2,307,463 shares of ImaRx common stock received by each of them under the Stock Purchase Agreement. They may exercise this put right, in whole or in part, at any time or from time to time during the two year period. If during any 90-day period either or both of the former shareholders elect not to exercise the put right with respect to any of 25% of the shares which they are entitled to put, such shares may be put during the following 90-day period in addition to 25% of the shares that they are entitled to put during such 90-day period. The price at which ImaRx shall be required to purchase the shares put to the Company shall be equal to $0.16 per share, subject to adjustment in the event of a stock split. The Company has the right to suspend the ability of either the former shareholders to exercise their put rights during any period in which the Company is engaged in a capital raising transaction. In that event the term of the Put Period will be extended for an additional period equal to the period of the suspension. We expect the put rights will cause the common stock to be a liability for financial reporting purposes.

In addition to the issuance of shares of ImaRx common stock under the terms of the Stock Purchase Agreement to Shareholders of Sweet Spot, ImaRx also executed and delivered to each of the two shareholders a promissory note in the principal amount of $200,000. Each $200,000 promissory note is secured by a first priority perfected pledge of 50% of the shares of stock of Sycamore Films owned by ImaRx. As a result, all of the shares of Sycamore Films held by ImaRx are pledged to secure the obligations represented by both $200,000 promissory notes. Pursuant to the terms of the pledge and security agreement ImaRx may not, among other things, without the prior written consent of the former Sweet Spot shareholders, sell, gift, pledge, exchange or otherwise dispose of any of the Sycamore Films shares, cause or permit Sycamore Films to make any change in its capital structure or issue or create any stock or other equity interest, or take or fail to take any action which would in any manner impair the value of the Sycamore Films shares. In the event ImaRx defaults on the payment of either or both of the $200,000 promissory notes, and such default is not cured within the applicable cure period, the former shareholders of Sweet Spot may exercise in respect of the Sycamore Films shares pledged as security for the notes, in addition to other rights and remedies they may have, all of the rights and remedies of a secured party on default under the Uniform Commercial Code and also may sell the Sycamore Films shares or any part thereof at public or private sale. In the event that the proceeds of any such sale is insufficient to pay all outstanding indebtedness remaining on the notes, ImaRx may be liable for the deficiency, together with interest. The pledge agreement will terminate upon the earliest of ImaRx’s receipt of notice expressly stating that neither of the former shareholders of Sweet Spot any longer claims any security interest in the Sycamore Films shares, or the transfer of the proceeds of the sale of the Sycamore Films shares subsequent to the liquidation sale of such shares and payment of any outstanding deficiency, or the payment in full of each of the promissory notes. In the event of such an event, ImaRx could lose all or a portion of its ownership interest in Sycamore Films.

The promissory notes incur interest at 7%, are due six months from the closing date of the acquisition, and are convertible into shares of the Company’s common stock upon issuance. The holders of the notes at any time and from time to time prior to the payment of all obligations under these promissory notes, including the principal, the interest and the default interest, if any, in its sole discretion, shall have the right to convert all or any portion of the promissory notes into fully paid and nonassessable shares of common stock of ImaRx every thirty (30) days following the closing date with respect to all or any portion of the obligations under these promissory notes, but not less than $20,000 at a time. The conversion rate is based on the average of three (3) trading prices for the prior three (3) trading days immediately preceding the conversion date. The trading price shall mean the intraday trading price on the OTCBB. We expect the conversion feature will be bifurcated and recorded as a liability in our financial statements, which will be market to market at each reporting period.

In addition, on May 14, 2010, ImaRx entered into employment contracts with the two former shareholders of Sweet Spot. Each of the agreements provides for an annual salary of $200,000 from inception of the agreement on May 14, 2010 through the term of the agreement ending May 14, 2013, unless the agreement is earlier terminated according to the terms of the agreement. The agreement also provides for annual compensation reviews, provisions for bonuses and other standard provisions.

The acquisition of Sweet Spot by Sycamore Films is expected to be recorded as a forward acquisition, whereby the assets acquired and liabilities assumed will be reported at fair value, since the shareholders of Sweet Spot own less than 10% of the voting common stock outstanding after the acquisition.  The acquisition by ImaRx of Sycamore Films is expected to be accounted for as a reverse acquisition and recapitalization whereby the assets and liabilities of Sycamore Films will be reported at historical costs, and the assets and liabilities of ImaRx will be reported at fair value.  Since Sycamore Films had no business prior to the acquisition of Sweet Spot, we do not expect a change in reporting entity will be realized. After the date of acquisition on May 14, 2010, we expect that the consolidated results of operations will include Sycamore Films and Sweet Spot from such date forward and report historical results of ImaRx prior to the acquisition date.

The following table summarizes the preliminary allocation of the purchase price paid by Sycamore Films to the estimated fair values of the net assets acquired, assuming the close of the acquisition was on January 31, 2010, which is the date of the most recently prepared financial statements of Sweet Spot:

Cash	$62,641
Accounts receivable, net	28,761
Property and equipment, net	24,149
Intangible assets and goodwill	1,397,063
Accounts payable	(58,185)
Accrued liabilities	(27,014)
Deferred revenue	(1,956)
Deferred tax liability	(5,085)
Tax contingency reserve	(220,374)
$1,200,000

The fixed assets are estimated to be depreciated from the date of acquisition with estimated useful lives ranging from three to five years. The estimated useful life of the intangible assets will be amortized over their respective estimated lives which will be determined upon completed of the purchase price allocation.  We expect any resulting goodwill will not subject to amortization and the amount assigned to goodwill is not expected to be deductible for income tax purposes.  We have not estimated the amount of deferred tax liability which will be required for the non-deductible fair value, resulting from the tax-free exchange, that we assign to intangible assets, excluding goodwill, until we complete our purchase price allocation.

The unaudited condensed pro forma financial information as of March 31, 2010, assuming the transaction occurred on March 31, 2010, and the for the most recent interim period, assuming the transaction occurred at the beginning of the respective period, is as follows:

At March 31, 2010
Assets
Current assets	$324,402
Property and equipment, net	24,149
Intangible assets and goodwill	1,397,063
Total Assets	$1,745,614
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$172,185
Accrued liabilities and other	54,970
Putable common stock to officer	800,000
Notes payable to officers	440,000
Total current liabilities	1,467,155
Tax contingency reserve and other	225,459
Total liabilities	1,692,614
Total stockholders’ equity	53,000
Total Liabilities and Stockholders' Equity	$1,745,614

	Three Months Ended March 31,
	2010	2009
Revenue	$128,986	$230,014
Net loss from continuing operations	(46,769)	(257,741)
Weighted average number of shares outstanding- Basic and diluted from continuing operations	$(0.00)	$(0.00)

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

Overview

We were initially organized as an Arizona limited liability company in October 1999, subsequently converted to an Arizona corporation in January 2000 and then reincorporated as a Delaware corporation in June 2000. As of the end of the First Quarter 2010 we were a shell company engaged in the orderly settlement and payment of the remaining obligations of the Company while at the same time pursuing the closing of a strategic transaction with Sycamore Films, Inc..

  On May 14 , 2010 (the “Closing Date”), pursuant to an Agreement for the Purchase and Sale of Stock dated March 17, 2010 (the “Stock Purchase Agreement”) by and among ImaRx Therapeutics, Inc. (“we”, “us”, “ImaRx” or the “Company”), Sycamore Films, Inc. (“Sycamore Films”) and its stockholders (the “Sycamore Films Stockholders”), we issued 79,376,735 shares of our common stock to the Sycamore Films Stockholders in exchange for all of the outstanding shares of common stock of Sycamore Films, resulting in a change in control of the Company (the “Stock Purchase Transaction”). As a result, Sycamore Films became a wholly-owned subsidiary of ImaRx and the Sycamore Films Stockholders now hold in the aggregate approximately eighty-seven percent (87%) of our outstanding shares of commons stock.

Immediately prior to the closing of the Stock Purchase Transaction, pursuant to the terms of an Agreement and Plan of Merger dated March 17, 2010 (the “Merger Agreement”) by and among ImaRx, Sycamore Films, Sweet Spot, Inc. (“Sweet Spot”) and Sweet Spot’s stockholders and principals (the “Sweet Spot Stockholders”) Sweet Spot merged with and into Sycamore Films and the Sweet Spot Stockholders became shareholders of Sycamore Films (the “Merger Transaction”). The Merger Transaction was effective as of May 14, 2010, upon the filing of a certificate of merger with the Nevada Secretary of State, at which time Sweet Spot ceased to exist. The Stock Purchase Transaction and the Merger Transaction are collectively referred to herein as the “Transaction. “

Sycamore Films was formed for the primary purpose of effectuating the Merger Transaction and had no formal business operations prior to closing the Merger Transaction. Prior to the Merger Transaction Sweet Spot was a full-service marketing and advertising company specializing in the acquisition, distribution and development of marketing campaigns for feature films.

As a result of the Transaction, the Company became a holding company whose primary asset is its ownership of 100% of the outstanding shares of Sycamore Films. As a result of the Merger Transaction, Sycamore Films primary business is that of a full-service distribution and marketing company specializing in acquisition, distribution and the development of marketing campaigns for feature films.

In connection with the closing of the Stock Purchase Agreement we experienced a change in control of our ownership, management and Board of Directors. As of the Closing Date, all of the members of the Board of Directors of ImaRx resigned and a new slate of directors and officers were appointed for both ImaRx and Sycamore Films.

We expect to seek stockholder approval to amend our Certificate of Incorporation to change our name from “ImaRx Therapeutics, Inc.” to “Sycamore Entertainment, Inc.,” to increase the authorized number of shares of common stock, par value $.0001 from 100,000,000 to 200,000,000, to effectuate a reverse stock split of one for two of the issued and outstanding shares of our $.0001 par value common stock, and to change our state of incorporation from Delaware to Nevada.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and our reported revenue and expenses. Significant management judgment was previously required to make estimates in relation to inventory and intangible asset valuation, chargebacks and administrative fee accruals, clinical trial costs and costs associated with transitioning to a public reporting company. We evaluate our estimates, and judgments related to these estimates, on an ongoing basis. We base our estimates of the carrying values of assets and liabilities that are not readily apparent from other sources on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. There has been no significant change in our critical accounting policies or estimates from those policies or estimates disclosed under the heading “Critical Accounting Policies and Significant Judgments and Estimates” in our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 14, 2010.

Results of Operations

Three Months Ended March 31, 2009 Compared to 2010

General and Administrative Expenses. General and administrative expenses decreased from approximately $336,000 in the first quarter of 2009 to approximately $58,000 in the first quarter 2010. This decrease was principally a result of the resignation of our chief executive officer in September 2009, reduced salaries associated with our restructuring activities, and reduction of amortization expense due to intangible assets written off in the second quarter of 2009.

Interest and Other Income, net. Interest and other expense of approximately $14,000 in the first quarter of 2009 was related to a decrease in the Company’s overall cash balance for that period.  Interest and other income of $15,000 in the first quarter of 2010 was related to the receipt of a $15,000 payment from Sycamore Films, Inc. in connection with entering into an exclusive letter of intent with Sycamore Films.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses since our organization on October 7, 1999. At March 31, 2010 we had an accumulated deficit of $91,933 million. We have historically financed our operations principally through the public offering and private placement of shares of our common and preferred stock and convertible notes, government grants, and product sales. At March 31, 2010 we had $0.18 million in cash and cash equivalents.

On September 4, 2009, pursuant to the terms of an Asset Purchase Agreement dated June 15, 2009, we sold to WA 32609, Inc. substantially all of our remaining assets, including but not limited to our clinical-stage SonoLysis product candidate for $500,000.  At the closing, WA32609 paid to us $0.4 million of the total purchase price. The remaining $0.1 million was deposited into an escrow account to satisfy certain potential claims by WA32609 that could arise post-closing. The five (5) month holdback period expired in January 2010 with no post-closing claims arising as a result the remaining proceeds have been released from escrow and distributed to us.

Cash Flows

Net Cash Used in Operating Activities. Net cash used in operating activities in the three months ended March 31, 2009 primarily reflects net loss offset in part by changes in working capital, stock-based compensation and gain on the settlement of liabilities. Net cash used in operating activities in the three months ended March 31, 2010 primarily reflects the net loss offset in part by changes in working capital including the receipt of the $100,000 held in escrow under the terms of the sale of the SonoLysis related assets to WA32609 in September 2009.

Operating Capital and Capital Expenditure Requirements

Historically, our primary source of liquidity has been the public offering and private placement of shares of our common and preferred stock and convertible notes, government grants and product sales of urokinase. More recently our primary source of liquidity has been the sale of our assets.  As a result of the sale of our urokinase assets to Microbix Biosystems in September 2008 and the sale of our SonoLysis related assets to WA32609 in September 2009 we sold substantially all of the Company’s assets and as of March 31, 2010 had no other sources of liquidity.

On May 14, 2010, we closed on the acquisition of Sycamore Films, Inc. a full-service distribution and marketing company specializing in acquisition, distribution, and the development of marketing campaigns for feature films.  The operations of the Company will now be carried out through Sycamore Films.  As a result the Company’s primary source of liquidity will be provided by the operations of Sycamore Films.  Sycamore Films, which is the successor to the business operations of Sweet Spot, presently has no material unused sources of liquid assets and Sycamore Films’ liquidity and capital resources are expected to derive primarily from completion of a line of credit transaction with a financier that is also an investor. It is anticipated that this line of credit will provide Sycamore Films with working capital of up to $8 million over the next twelve (12) months. The Company intends to engage an investment banker to assist with additional capital raising activities to occur in 2011. No assurance can be given that such funds will be raised or that the Company and Sycamore will have sufficient funds to expand its business activities as vigorously or as broadly as discussed above. The existing business activities of Sweet Spot, to be now conducted by Sycamore Films, will serve to provide a stable basis of operations for Sycamore Films as it expands its activities. Such expansion will be tied primarily to the rate and amount of funds the Company will raise in the next 12 to 24 months. The Company’s and Sycamore Films’ ability to continue as a going concern is dependent upon obtaining additional capital and generating positive cash flows from operations. We have received an audit report from our independent registered accounting firm in our most recent form 10-K filed with the SEC, containing an explanatory paragraph stating that our historical recurring losses from operations raises substantial doubt about our ability to continue as a going concern.

We cannot be sure that our existing cash and cash equivalents will be adequate, or that additional financing will be available if needed, or that, if available, such financing will be obtained on terms favorable to us or our stockholders. Failure to manage our cash resources or obtain adequate cash resources may adversely affect our ability to carry out our business operations.   If we raise additional funds by issuing equity securities, or enter into a strategic transaction, substantial dilution to existing stockholders will likely result. If we raise additions funds by incurring debt obligations, the terms of the debt will likely involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Plan of Operation

Contemporaneously with the closing of the Sycamore Films Transaction, we ceased being a shell company and our plan of operation for the year ending December 31, 2010 is to continue implementing Sweet Spot’s business strategy as enhanced by Sycamore Films.  The following disclosure provides a description of the business historically conducted by Sweet Spot and the planned operations of the Company going forward.

Sweet Spot

Sweet Spot was formed in September 2006 as a California corporation as a full-service marketing agency specializing in conceiving, developing and producing consumer and trade campaigns promoting feature films. As such, Sweet Spot has participated in marketing and advertising campaigns over the past several years for motion pictures, video games, and other business promotion programs. Sweet Spot generally becomes involved in a marketing and advertising campaign for a motion picture or video game that is about to be released when the producer of the motion picture or video game engages Sweet Spot. Sweet Spot confers with the producer, its client, to determine its anticipated target audience. Through screenings, followed by question and answer periods, and its reliance on the experience of Sweet Spots executives, Mr. Scotti and Mr. Takats, the ideal target audience of the motion picture or video game becomes evident. Through a series of meetings and discussions with the producer, Sweet Spot arrives at what it believes the direction and style of a theatrical trailer, television campaign or Internet/online viral marketing program will be most effective to promote the motion picture or video game.

Once the direction and style of a campaign have been established, Sweet Spot works with writers with established experience in movie and video game marketing and begin to formulate the trailer, television advertisements and other promotional materials needed to attract the attention of the target audience to the product. Utilizing the latest technology, including animatics (a representation or dramatization utilizing actual footage, stock footage, photography stills, or animation materials available to Sweet Spot to demonstrate our conceptual point), power point presentations or doing sets of storyboards, Sweet Spot will provide materials to the producer reflecting several approaches to reaching the target audience. These materials, along with budget, concepts and draft scripts are supplied to the producer or the account executive in charge of the project. Once a conceptual direction is taken, and the corresponding budget for that concept is approved, Sweet Spot begins the production work on the marketing and advertising campaign.

The production work of Sweet Spot begins when it receives material from the producer. That material may include a completed project or materials from a project yet to be completed. From those materials, Sweet Spot’s creative team designs the graphics style (for titles and onscreen effects), auditions voice-over narrators that may suit the style of the piece, and create the sound (audio) design bed for the trailer or other advertising spot (a mix of narration, sound effects, dialogue and music). A rough first edit is presented to the producer or advertising agency. After a series of meetings, conferences and exchanges of notes, the trailer or other advertising materials are revised and put into final form and approved by the client.

After the final form of a trailer or other advertising piece is approved, Sweet Spot engages service providers to complete the actual production of the trailer or other pieces. It is the task of Sweet Spot to work with the Motion Picture Association of America to ensure that its approval of the trailer has been secured. In addition, all television advertisements must pass ‘standards and practices’ of the FCC as well as each individual television and cable network that will be broadcasting the advertisement. Sweet Spot works with these networks to secure approval for the content of the advertisements. With respect to video game marketing content, Sweet Spot abides by and adheres to the approval of content standards set forth for all video game audio visual advertising by the Entertainment Software Rating Board. Finally, Sweet Spot ensures that the appropriate codes are placed on all masters for broadcast to identify the exact television advertisement (the name of the advertisement and whether it is a 15, 30 or 60 second advertisement). The master of all work done by Sweet Spot is provided to the producer and the media buyers engaged by the producer.

Sweet Spot has completed marketing and advertising campaigns for the following motion pictures:

“Beyond a Reasonable Doubt” for Anchor Bay Entertainment
“Yohan: The Child Wanderer” for Penelope Films
“Echelon Conspiracy” for Autonomous Films
“Armored” for SONY International
“Horrorfest I, II, III and IV” for After Dark Films
“An American Haunting” for After Dark Films
“Frontiers” for After Dark Films
“Captivity” for After Dark Films
“Weapons” for After Dark Films / “Weapons” DVD for Lionsgate
“Fierce People” for After Dark Films & Lionsgate
“Wristcutters: A Love Story” for After Dark Films
“Surviving Crooked Lake” for NeoClassics Films
“Moscow Belgium” for NeoClassics Films
“Black Balloon” for NeoClassics Films
“The Abandoned”, “Skinwalkers”, “The Tripper” all for After Dark Films
“Crazy 8’s” and “Mulberry Street” for After Dark Films
“No Love in the City, 2” for Marius Balchunas,

and for the following video games:

“Iron Man” for SEGA
“Mario & Sonic at the Olympic Games” for SEGA
“The Golden Compass” for SEGA
“Viking: Battle for Asgaard” for SEGA
“Sonic Unleashed” for SEGA
“Nights: Journey into Dreams” for SEGA
“SEGA Superstars Tennis” for SEGA
“Sonic Riders: Zero Gravity” for SEGA
“Sonic Chronicles: The Dark Brotherhood” for SEGA
“Dinosaur King” for SEGA
“Bleach: Shattered Blade” for SEGA
“Highlander” for Eidos

The production work done by Sweet Spot in connection with the marketing and advertising of businesses or other productions is essentially the same as described above. Sweet Spot has provided such services for business purposes or to create limited promotional materials short of a full advertising campaign for the following:

‘80 Best Picture Winner’ Montage: for the Academy of Motion Picture Arts & Sciences
(2008 Oscars telecast)
After Dark Films corporate logo
Pi Pictures corporate logo
Autonomous Films corporate logo
“Husk” for After Dark Films
“You & I: Finding Tatu” for RAMCO Productions
“Universal Soldier: New Beginnings” for Signature Films
“After Dark Originals” for After Dark Films
“Searching for MeShell” for Sonic Pool / Patrick Newall Films
“Welcome to Hollywood, Pt 2” for Zachary Matz
“The Hustle” for Deon taylor Enterprises
“Nite Tales” for Deon Taylor Enterprises
“Chain Letter” for Deon Taylor Enterprises
“7eventy 5ive” for Deon Taylor Enterprises

Since its founding, Sweet Spot’s efforts have been recognized with many Key Art and Golden Trailer Award nominations. Sweet Spot was also awarded the Golden Trailer Award first place for Horrorfest II trailer.

Sycamore Films

Sycamore Films was organized as a Nevada corporation in July 2008. Sycamore Films will continue to conduct the historical operations of Sweet Spot as described above including the utilization of the marketing and advertising skills and experience of Sweet Spot. Additionally, Sycamore Films intends to expand its overall corporate capabilities to include: film acquisitions, publicity, print advertising, billboard advertising, as well as film distribution in addition to these marketing strategy capabilities. The niche that has made itself evident at this time to Sycamore Films, is the lack of distribution outlets for independent, art films and well-produced foreign films all worthy of being marketed and distributed so that these films become available to a large segment of the movie going audience. As major studios have increasingly focused their efforts and attention toward large ‘tent pole’ blockbuster films, many filmmakers are finding it increasingly difficult to get past the festival stage of their exhibition process. Sycamore Films intends to fill this niche by making the best possible deals to market these films, make smart distribution choices to get these films onto screens. The audience for such films is believed to be receptive, provided such films are available for viewing. The increasing number of cable networks and stations also is a source of outlet for such productions. Sycamore Films intends to provide product that is both entertaining and informative. The collective experience of Sycamore Films’ executives in marketing and distribution in the industry for the past 25 years is an asset that will be utilized in every aspect of the marketing and distribution of all films with which Sycamore Films decides to become involved. Some competitors that still remain today vary in their acquisition selections and deal structures. Sycamore Films will utilize the marketing and distribution skills, strategies and techniques of the principal executive officers of Sycamore Films with the expectation that Sycamore Films will be able to acquire a sufficient share of such films such that its early success will lead to follow on business as its reputation expands in the motion picture and video game industries.

Sycamore Films also intends to expand its potential base of clients by helping develop, nurture and groom young, up-and-coming talented film makers and producers passionate about the industry, by assisting them in the realization of their projects and the development of their motion pictures at all stages of the creative process. Many skilled and talented young filmmakers are making films today (from film schools to festivals, etc.). It is Sycamore Films’ intention to recognize the talented and most promising among them. Sycamore Films will provide encouragement and support, with the expectation that the development of these relationships will ultimately result in these filmmakers approaching Sycamore Films for their marketing and distribution needs when their projects reach that stage of development. Sycamore Films anticipates that it will foster these relationships by engaging in one or more of the following activities: reading scripts, critiquing pitches for film ideas, having scripts and film pitches submitted, showcasing new filmmakers in competitions conducted online resulting in the top contenders having the opportunity to assist in the direction of their film projects, and by reviewing short films directed or produced by up —and-coming young film makers. Relationships that the executives of Sycamore Films have with talent agencies and online networking services will be of valuable assistance in seeking introductions to such talent.

With respect to Sycamore Films’ intended film acquisition and distribution plans, films will be acquired through all means available, including festivals, Internet/online sources, foreign representation, negative pick-up deals, filmmaker deals, with the potential of participation of profits depending upon each individual scenario. A negative pick-up transaction involves the commitment by Sycamore Films to purchase the film from the producer at a later date when the film is completed including the acquisition of all rights to a completed film for cash, for a gross income percentage, or for putting up print and advertising (“P&A”) funds. Distribution rights may be acquired in exchange for P&A funding. Sycamore Films may also seek to engage in a multi-project deal on a first look basis with a producer or a motion picture or video game production company for all of their product, over an agreed-to duration. Such a “slate” type transaction may be established based upon a pre-determined gross receipts percentage split in exchange for Sycamore Films supplying P&A funds. If Sycamore Films agrees to provide P&A funds, it would put up a sum of money to cover prints (i.e., copies of the movie per number of movie theatre screens the film is to be exhibited on), and advertising costs needed for all marketing and distribution of a movie. A first look transaction is generally one where in consideration of funding from Sycamore Films, usually in the form of a secured loan, Sycamore Films will have the first right to determine if it desires to acquire the completed project or the right to distribute the film.

Sycamore Films intends to expand upon the relationships already established via Sweet Spot with talent agencies, international film commissions, production companies, financial institutions which provide production and P&A funds, foreign distributors and independent producers in order to source films with commercial potential. In order to execute on its business strategies the Company and Sycamore Films will need to raise additional capital to fund operations. No assurance can be given that such funds will be raised or that the Company and Sycamore Films will have sufficient funds to expand its business activities as vigorously or as broadly as discussed above. The existing business activities of Sweet Spot, to be now conducted by Sycamore Films, will serve to provide a stable basis of operations for Sycamore Films as it expands its activities. Such expansion will be tied primarily to the rate and amount of funds the Company will raise in the next 12 to 24 months.

Item 4T. Controls and Procedures.

At the time of this filing we  have two full-time employees.  All accounting and financial reporting functions are being performed by outside consultants.    As of March 31, 2010 we had no employees.  As a result, our principal executive officer and principal financial officer concluded that based on an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Item 1A. Risk Factors.

The following information sets forth material changes from the risk factors we previously disclosed in our 2009 Annual Report on Form 10-K. The risks indentified relate to those risks faced by the Company in the operation of its business subsequent to closing the Sycamore Films Transaction.   These risks, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks including those previously disclosed in our filings with the SEC as well as those not presently known to us or those that we currently deem immaterial, may also affect our business operations.

Risks Related to the Operation of our Business and Industry

Unless we are able to generate sufficient revenue, we will continue to incur losses from operations and may never achieve or maintain profitability.

We have a history of net losses and negative cash flow from operations since inception. As of December 31, 2009, we had an accumulated deficit of $91.9 million. We have incurred losses in each year since our inception. Our net losses applicable to common stockholders for the fiscal years ended December 31, 2009 and 2008 were $0.6 million and $10.1 million, respectively. Although we currently do not have sufficient cash resources to further product development activities, we will no longer engage in the business activities in which we engaged prior to the Stock Purchase Transaction. At this time we are not certain of our ability to generate income in excess of our anticipated expenses as we seek to expand the business lines in which we intend to engage following the Stock Purchase Transaction.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

We have received an audit report from our independent registered accounting firm containing an explanatory paragraph stating that our historical recurring losses from operations which has resulted in an accumulated deficit of $91.9  million at March 31, 2010 raises substantial doubt about our ability to continue as a going concern. However, we will no longer engage in the business activities in which we engaged prior to the Stock Purchase Transaction. At this time we are not certain of our ability to generate income in excess of our anticipated expenses as we seek to expand the business lines in which we intend to engage following the Stock Purchase Transaction.

Our wholly-owned subsidiary Sycamore Films has limited operating history and there is no assurance that it will be successful in implementing their business strategy.

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

While we are pursuing the successful transition of our business following the closing of the Stock Purchase Transaction with Sycamore Films we have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange

Act of 1934, as amended, or the Exchange Act, even though compliance with such reporting requirements may be economically burdensome and of minimal value to our stockholders. We will be obligated to continue complying with the applicable reporting requirements of the Exchange Act and, as a result, will be required to continue to incur the expenses associated with these reporting requirements, which will reduce the cash available for future activities.

We may default on the terms of the promissory notes with Red Cat Productions and JRT Productions which could result in ImaRx losing ownership of its primary asset, Sycamore Films.

In addition to the issuance of shares of ImaRx common stock by ImaRx under the terms of the Stock Purchase Agreement to each of Red Cat Productions, Inc. and JRT Productions, Inc. in exchange for all the shares of Sycamore Films common stock held by each of them, as additional consideration ImaRx also executed and delivered to each of Red Cat and JRT a promissory note in the principal amount of $200,000. Each $200,000 promissory note is secured by a first priority perfected pledge of 50% of the shares of stock of Sycamore Films owned by ImaRx. As a result, all of the shares of Sycamore Films held by ImaRx are pledged to secure the obligations represented by both of the $200,000 promissory notes. In the event ImaRx defaults on the payment of either or both of the $200,000 promissory notes, and such default is not cured within the applicable cure period, Red Cat and/or JRT may exercise in respect of the Sycamore Films shares pledged as security for the notes, in addition to other rights and remedies they may have, all of the rights and remedies of a secured party on default under the Uniform Commercial Code and also may sell the Sycamore Films shares or any part thereof at public or private sale. In the event that the proceeds of any such sale is insufficient to pay all outstanding indebtedness remaining on the notes, ImaRx may be liable for the deficiency, together with interest. In the event of such a default ImaRx would be left with no assets or operating business.

Failure of our internal control over financial reporting could harm our business and financial results.

The new management of the Company has no experience operating or managing a SEC reporting company. They will need to hire staff and/or third party consultants with experience in public company financial reporting. The Company’s previous principal executive officer and principal financial officer concluded that based on an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, our disclosure controls and procedures were ineffective as of the end of the end of December 31, 2009.

If we are not able to maintain an effective system of internal control over financial reporting limits our ability to report financial results accurately and timely or to detect and prevent fraud will be limited. A significant financial reporting failure could cause an immediate loss of investor confidence in our management and a sharp decline in the market price of our common stock.

If the scope of Sycamore Films’ present business and customer base is not expanded, Sycamore Films’ business will be dependent upon a few major customers.

Initially the business of Sycamore Films will be that previously conducted by Sweet Spot. During 2008 and 2009, three customers accounted for over 75% of the total revenues of Sweet Spot in both years. The loss of any one of these customers could have a significant negative impact upon the revenues of Sycamore Films.

Risks Related to Our Finances and Capital Requirements

We expect our net operating losses to continue for an uncertain duration and we are unable to predict the extent of future losses.

As a result of the closing of the Stock Purchase Transaction, we expect our business activities will shift markedly from those conducted historically. While financing to support the expansion of our business activities as described under the caption “Business” is being secured, we are not able to predict when the activities we will conduct as therein described will result in positive cash flow and operating profits for the Company. We cannot provide any assurance that the Company will attain profitability.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate the expansion of our business to be conducted through our subsidiary, Sycamore Films.

Although we expect to secure a line of credit of up to $8 million to finance our expanded business activities following closing of the Stock Purchase Transaction, we will require substantial additional financing through debt or equity investments in order to fully reach the potential scope of business activities we seek. The Company will be engaging investment bankers to assist in that regard, but no assurance can be given that a suitable arrange can be made or that financing in the range needed will be secured.

The costs of producing and marketing feature films have steadily increased and may further increase in the future, which may make it more difficult for a film to generate a profit or compete against other films.

The costs of marketing feature films have generally increased in recent years. These costs may continue to increase in the future, which may make it more difficult for our films to generate a profit or compete against other films. It may also result in clients of Sycamore Films being less willing to spend substantial amounts on our services to market their films. Historically, marketing costs have risen at a higher rate than increases in either the number of domestic admissions to movie theaters or admission ticket prices. A continuation of this trend would leave us more dependent on other media, such as home video, television, international markets and new media for revenue.

Our success depends on external factors in the motion picture and television industry.

Our success in expanding the business of Sycamore Films depends in part upon the commercial success of motion pictures, which is unpredictable. Operating in the motion picture industry involves a substantial degree of risk. Each motion picture is an individual artistic work, and inherently unpredictable audience reactions primarily determine commercial success. Generally, the popularity of motion pictures with which we may be involved depends on many factors, including the critical acclaim they receive, the format of their initial release, for example, theatrical or direct-to-video, the actors and other key talent, their genre and their specific subject matter. The commercial success of the motion pictures with which we are involved also depends upon the quality and acceptance of motion pictures that others release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty, any of which factors could have a material adverse effect on our business.

In addition, because a motion picture’s performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance, poor box office results may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities. We cannot provide any assurance that the motion pictures with which we are involved will obtain favorable reviews or ratings, or that they will perform well at the box office, or in ancillary markets.

We face substantial competition in all aspects of our business.

We are smaller and less diversified than many of our competitors. As an independent distributor, we will constantly compete with major U.S. and international studios. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels that can provide both the means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their motion picture operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by first parties as well as for actors, directors and other personnel required for production. The resources of the major studios may also give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring.

The motion picture industry is highly competitive and at times may create an oversupply of motion pictures in the market. The number of motion pictures released by our competitors, particularly the major studios, may create an oversupply of product in the market, reduce our share of box office receipts and make it more difficult for the films with which we are involved to succeed commercially. Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theater attendance is expected to be highest. This oversupply may make it more difficult for us to market films for our clients as well as more difficult for us to market films as to which we are acting as distributor. Such difficulty could limit or reduce anticipated revenues across the lines of business in which we intend to engage.

We must successfully respond to rapid technological changes and alternative forms of delivery or storage to remain competitive.

The entertainment industry in general and the motion picture industry in particular continue to undergo significant technological developments. Advances in technologies or alternative methods of product delivery or storage or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, new video formats, including release of titles in high-definition Blu-Ray format, and downloading and streaming from the Internet. An increase in video-on-demand could decrease home video rentals. In addition, technologies that enable users to fast-forward or skip advertisements, such as digital video recorders, may cause changes in consumer behavior that could affect the attractiveness of our products to advertisers, and could therefore adversely affect our revenues. Similarly, further increases in the use of portable digital devices that allow users to view content of their own choosing while avoiding traditional commercial advertisements could adversely affect our revenues. Other larger entertainment distribution companies will have larger budgets to exploit these growing trends. We cannot predict how we will financially participate in the exploitation of motion pictures with which we are involved through these emerging technologies. If we cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on our business, results of operations and financial condition.

We face risks from doing business internationally as we seek to expand the scope of our business activities.

As we expand our business activities, particularly with respect to film acquisitions and distribution, we expect to engage in more business outside the United States. As a result, our business will become increasingly subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

●	laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;

●	changes in local regulatory requirements, including restrictions on content;

●	differing cultural tastes and attitudes;

●	differing degrees of protection for intellectual property;

●	financial instability and increased market concentration of buyers in foreign television markets, including in European pay television markets;

●	the instability of foreign economies and governments;

●	fluctuating foreign exchange rates;

●	the spread of communicable diseases in such jurisdictions, which may impact business in such jurisdictions; and

●	war and acts of terrorism.

Events or developments related to these and other risks associated with international trade could adversely affect our revenues from non-U.S. sources, which could have a material adverse effect on our business, financial condition and results of operations.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

Our ability to compete will depend, in part, upon successful protection of our intellectual property. We do not have the financial resources to protect our rights to the same extent as major studios. We will attempt to protect proprietary and intellectual property rights to our productions across all areas of our business through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries. We also intend to distribute our products in other countries in which there is no copyright or trademark protection. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions, which could have a material adverse effect on our business, results of operations and financial condition. Litigation may also be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. We cannot provide any assurance that infringement or invalidity claims will not materially adversely affect our business, results of operations and financial condition. Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, results of operations and financial condition.

Others may assert intellectual property infringement claims against us.

One of the risks of the film production business is the possibility that others may claim that our productions and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their previously developed films, stories, characters, other entertainment or intellectual property. To the extent we acquire completed films, we will seek to be indemnified by the seller if any such claims are made after we acquire the film. However, the seller may be unable to effectively provide meaningful indemnification to us. If any future claims of infringement or misappropriation of other parties’ proprietary rights are made and not fully covered by meaningful indemnification agreements, the assertion of such claims may materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and diversion of resources in defending against them, which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to settle such claim by obtaining a license from the plaintiff covering the disputed intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license, or any other form of settlement, would be available on reasonable terms or at all.

Our business involves risks of liability claims for media content, which could adversely affect our business, results of operations and financial condition.

As a creator and distributor of media content, we may face potential liability for:

●	defamation;

●	invasion of privacy;

●	negligence;

●	copyright or trademark infringement (as discussed above); and

●	other claims based on the nature and content of the materials distributed.

These types of claims have been brought, sometimes successfully, against producers and distributors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

Piracy of motion pictures, including digital and Internet piracy, may reduce the gross receipts from the exploitation of our films.

Motion picture piracy is extensive in many parts of the world, including South America, Asia, and former Eastern bloc countries, and is made easier by technological advances and the conversion of motion pictures into digital formats. This trend facilitates the creation, transmission and sharing of high quality unauthorized copies of motion pictures in theatrical release on DVDs, Blu-Ray discs, from pay-per-view through set top boxes and other devices and through unlicensed broadcasts on free television and the internet. The proliferation of unauthorized copies of these products is expected to have an adverse effect on our business to the extent we are successful in expanding our business into film distribution, whether for clients or for our own account. Additionally, in order to contain this problem, we may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and losses of revenue. We cannot provide any assurance that even the highest levels of security and anti-piracy measures will prevent piracy. In particular, unauthorized copying and piracy are prevalent in countries outside of the U.S., Canada and Western Europe, whose legal systems may make it difficult for us to enforce our intellectual property rights. While the U.S. government has publicly considered implementing trade sanctions against specific countries that, in its opinion, do not make appropriate efforts to prevent copyright infringements of U.S. produced motion pictures, there can be no assurance that any such sanctions will be enacted or, if enacted, will be effective. In addition, if enacted, such sanctions could impact the amount of revenue that we realize from the international exploitation of motion pictures. If no embargoes or sanctions are enacted, or if other measures are not taken, we may lose revenue as a result of motion picture piracy.

Our success depends on certain key employees.

Our success depends to a significant extent on the performance of a number of senior management personnel, including in particular Mr. Scotti and Mr. Takats. As our business expands it will also depend upon other key employees, including production and creative personnel. We do not currently have significant “key person” life insurance policies for any of our employees. We have entered into employment agreements with Mr. Scotti and Mr. Takats. However, although it is standard in the motion picture industry to rely on employment agreements as a method of retaining the services of key employees, these agreements cannot assure us of the continued services of such employees. In addition, competition for the limited number of business, production and creative personnel necessary to create and distribute our entertainment content as we expand our business is intense and may grow in the future. Our inability to retain or successfully replace where necessary members of our senior management and other key employees could have a material adverse effect on our business, results of operations and financial condition.

To be successful, we need to attract and retain qualified personnel.

Our success in our effort to expand our business will depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for the caliber of talent required to market and distribute our motion pictures continues to increase. We cannot provide assurance that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. If we are unable to hire, assimilate and retain qualified personnel in the future, such inability would have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Common Stock

Our Common Stock may be considered a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our Common Stock is below $5.00 per share and therefore is a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our Common Stock and may affect the ability of our stockholders to sell their shares. In addition, since our Common Stock is trading on the OTC Bulletin Board, our stockholders may find it difficult to obtain accurate quotations of our Common Stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

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

Provisions of our amended and restated certificate of incorporation and bylaws and applicable provisions of Delaware law may make it more difficult or impossible for a third party to acquire control of us without the approval of our Board of Directors. These provisions:

●	limit who may call a special meeting of stockholders;

●	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted on at stockholder meetings;

●	prohibit cumulative voting in the election of our directors, which would otherwise permit holders of less than a majority of our outstanding shares to elect directors;

●	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

●	provide our Board of Directors the ability to designate the terms of and issue new series of preferred stock without stockholder approval.

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

Substantial future issuances of the Common Stock could depress our stock price.

The market price for the Common Stock could decline, perhaps significantly, as a result of issuances of a large number of shares of our Common Stock in the public market or even the perception that such issuances could occur. Under an existing registration rights agreement, certain holders of shares of Common Stock and other securities will have demand and piggy-back registration rights. Sales of a substantial number of these shares of our Common Stock, or the perception that holders of a large number of shares intend to sell their shares, could depress the market price of our Common Stock. The existence of such registration rights could also make it more difficult for us to raise funds through future offerings of our equity securities.

Our stockholders may experience additional dilution upon the exercise of warrants and options.

Pursuant to the promissory notes issued to Mr. Scotti and Mr. Takats, each has the option at any time over the six month period prior to the maturity of those notes to elect to convert the principal balance of their respective note into shares of our common stock at a conversion ratio based upon the current market price of our common stock immediately prior to the date of exercise of the conversion right. If either or both of Mr. Scotti and Mr. Takats were to exercise that conversion right, based upon the current market value of our stock of $0.008 per share, each would be entitled to receive 25,000,000 additional shares of our common stock, substantially diluting all other shareholders.

Insiders have substantial control over us and could delay or prevent a change in corporate control.

After the Merger, our directors, executive officers and principal stockholders, together with their affiliates, are expected to beneficially own, in the aggregate, a majority of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, if acting together, will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

●	delaying, deferring or preventing a change in control of our Company;

●	impeding a merger, consolidation, takeover or other business combination involving our Company; or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

Item 6. Exhibits.

Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Principal Financial and Accounting Office	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMARX THERAPEUTICS, INC.

Date: May 24, 2010	By:	/s/ Edward Sylvan
Edward Sylvan,
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edward Sylvan
Edward Sylvan,
Chief Executive Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Principal Financial and Accounting Officer	X